Form 10-K
period 1996-12-31
STYLING TECHNOLOGY CORP
filed 1997-04-10
CIK 1022832

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                ---------------
                                   FORM 10-K
       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1996   Commission file number 0-21703

                        Styling Technology Corporation
            (Exact name of registrant as specified in its charter)

             Delaware                                        75-2665378

  (State or other jurisdiction of                         (I.R.S. employer
  incorporation or organization)                         identification no.)


                1146 South Cedar Ridge, Duncanville, Texas 75137
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
                                 (972) 296-2887

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
                               Title of each Class

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.0001 per share

                                (Title of class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No _____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of March 27, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average sales price of such stock as of such date on the Nasdaq National Market, was $32,406,696. A total of approximately 1,140,000 shares of Common Stock held by four institutional investors have been included. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

      As of March 27, 1997, there were 3,948,703 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive Proxy Statement for the registrant's 1997 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                               TABLE OF CONTENTS

PART I.....................................................................  1
      ITEM 1. BUSINESS.....................................................  1
      ITEM 2. PROPERTIES................................................... 18
      ITEM 3. LEGAL PROCEEDINGS............................................ 18
      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......... 18

PART II.................................................................... 18
      ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.......................................... 18
      ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA......................... 19
      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.................................... 20
      ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................. 35
      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.......................... 35

PART III................................................................... 35
      ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......... 35
      ITEM 11. EXECUTIVE COMPENSATION...................................... 35
      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.................................................. 36
      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............. 36

PART IV.................................................................... 36
      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
               8-K......................................................... 36

SIGNATURES................................................................. 38

FINANCIAL STATEMENTS.......................................................F-1

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

      Styling Technology Corporation (the "Company" or "Styling") develops, produces, and markets high-end professional salon products, including hair care, nail care, and skin and body care products as well as salon appliances and salonwear. The Company sells its products primarily to beauty and tanning supply distributors and, to a lesser extent, directly to spas, resorts, health and country clubs, beauty salon chains, and hair, nail, and tanning salons throughout the United States as well as in Canada, Europe, Argentina, Australia, and New Zealand. The Company offers a diversified line of well-established, brand-name professional salon products that have been popular in the professional salon products industry for more than 10 years.

      Styling was founded in June 1995. The Company acquired four professional salon product businesses in November 1996, simultaneously with the Company's initial public offering. Prior to such date, the Company had conducted no operations. The four professional salon product businesses acquired by the Company were (i) Gena Laboratories, Inc. ("Gena"), a producer and marketer of professional natural nail care products, pedicure products, skin care products including paraffin therapy products and, to a lesser extent, hair care products;
(ii) the Body Drench division ("Body Drench") of Designs by Norvell, Inc. ( "DBN"), a producer and marketer of high-end professional tanning and moisturizing products and resort, spa, and health and country club personal care products; (iii) JDS Manufacturing Co., Inc. ("JDS"), a producer and marketer of acrylic and fiberglass nail enhancement products; and (iv) Kotchammer Investments, Inc. (dba Styling Research Company) ("KII"), a marketer of high-end salon appliances (such as curling irons and blow dryers) and salon wear (such as capes and aprons) that owns proprietary formulas and marketing rights to several hair care lines previously formulated and manufactured by Redken Laboratories, Inc. These acquired businesses provide the Company with an extensive network of strong distribution relationships, experienced sales forces, established marketing and salon industry education programs, significant production and sourcing capabilities, and experienced management personnel with extensive relationships in the professional salon products industry. On a pro forma basis, total revenue of the Company would have been approximately $23 million in 1996, assuming the acquisitions had taken place on January 1, 1996.

INDUSTRY OVERVIEW

      Professional salon products consist of hair care, nail care, and skin and body care products as well as salon appliances and sundries that are used by salon professionals in rendering salon services to their clients. Many professional salon products also are retailed to clients and other customers of salons, resorts, spas, health and country clubs, and beauty supply outlets, typically upon the advice of a salon professional who recommends products to address a client's individual needs.

      Professional hair care products include shampoo, conditioner, styling gel, glaze, mousse, hair spray, permanent, hair relaxer, and hair color products. Professional nail care products include fiberglass and acrylic nail enhancement solutions applied by the salon professional in rendering the nail service and the accessories used by the professional to apply solutions, natural nail care and pedicure solutions and accessories, and polishes. Skin and body care products include body lotions, tanning products, cosmetics, skin moisturizers, and other personal care products (such as shaving creams and antiperspirants) used by salon professionals in rendering salon services (such as facials, manicures, pedicures, paraffin therapy, aroma-therapy, and thermo-therapy) or available for use by patrons of tanning salons, spas, resorts, and health and country clubs. Professional salon appliances and sundries include hair dryers, curling irons, brushes, furniture, and salonwear (such as capes), substantially all of which are used by salon professionals only.

      Salon professionals, as the users and "prescribers" of professional salon products, typically select professional salon products on the basis of the benefits and performance rather than price, which is passed on to the salon client as part of the price of the salon service or is paid directly by the salon client if the product is retailed. In addition, fashion trends significantly impact the professional salon industry. As a result of performance-based or fashion-trend purchase decisions, suppliers of professional salon products market their products primarily by educating wholesale distributors and salon professionals as to the uses and benefits of their products as well as fashion industry trends. The prescriptive nature of the professional salon industry typically fosters greater brand loyalty, and professional sales products typically have higher profit margins than the mass-marketed beauty products as a result of relative price insensitivity.

      The professional salon products industry has grown significantly during the last several years, which the Company believes has resulted from more frequent use of salon services by each salon client and the growth and aging of the United States population. According to industry sources, professional salon industry revenue (including revenue from salon services and from sales of salon products) for 1995 was $36 billion domestically (a 6% increase over the prior year) and $70 billion internationally. The Company believes that between 10% and 30% of salon revenue results from the resale of professional salon products by salons. Industry sources estimate that there currently are more than 200,000 licensed beauty salons and 1.8 million licensed cosmetologists in the United States. Approximately 127 million clients visit salons each month.

      The professional salon products industry is highly fragmented, with approximately 700 firms selling such products domestically. Many companies serving the professional salon products market are small and often are either owner-operated or are operated ancillary to another business. According to Vi Nelson & Associates, Inc., a consulting firm specializing in the professional salon industry, most of the salon product companies generate less than $10 million in sales, with many of such companies generating less than $3 million in sales. Most of these companies serve only a single product segment of the professional salon products market. For example, most companies offering professional salon hair care products do not also offer nail and skin care products. The Company believes that there are many attractive acquisition candidates in the professional salon industry because of the highly fragmented nature of the industry, the need of industry participants for capital, and their owners' desire for liquidity. Based on the industry experience of its management, the Company believes it is the only company taking advantage of this fragmentation by targeting the acquisition of professional salon product companies.

STRATEGY

      The Company's objective is to become a dominant developer, producer, and marketer of professional salon products in the United States and internationally. Key aspects of the Company's strategy to achieve this objective are as follows:

      Pursuing Strategic Acquisitions

      The Company plans to pursue strategic acquisitions to capitalize on the substantial fragmentation and growth potential existing in the professional salon products market by acquiring professional salon product companies possessing complementary high-end professional products with well-recognized brand names. Acquisition candidates will be selected based on their potential to broaden the Company's product lines, expand the geographical scope of its distribution network into new markets, or achieve increased value from the Company's marketing, distribution, and product development capabilities as well as from its capital and management resources.

      The Company's acquisition strategy will offer each candidate (i) the opportunity to be a part of a diversified professional salon product company, thereby enhancing its ability to compete in its particular product segment through an expansion of distribution channels and improved production and distribution capacities; (ii) the potential for increased profitability as a result of centralization of certain administrative functions (such as risk management, accounting, information systems, and purchasing), greater purchasing power of raw materials and other supplies and services, and other economies of scale; (iii) enhanced financial strength and visibility as part of a public company; (iv) the opportunity for its management to remain involved in operations; and (v) an opportunity for liquidity through the receipt of cash or securities of the Company.

      Most of the Company's directors and the key division managers have been visible participants in the professional salon product industry, including as officers and directors of the American Beauty Association (an industry trade organization), which has allowed them to become personally acquainted with principals of professional salon product businesses across the country. The Company believes that the industry's awareness of the Company, its management, and its strategies will attract interest from the principals of salon product businesses who may be seeking liquidity or an exit alternative.

      Enhancing Operational Efficiencies of Acquired Businesses

      The Company plans to enhance the operating efficiencies of its combined operations as well as any business it acquires in the future by eliminating duplicative facilities, personnel, and functions. The Company is in the process of taking advantage of combined operations by utilizing its Duncanville, Texas facility to assemble and fill some of the products previously assembled and filled by the businesses acquired to date and to house warehouse and distribution activities rather than utilizing leased facilities. The Company also is integrating its sourcing and distribution capabilities to enable the Company to utilize its increased purchasing power to maximize cost savings, ensure the quality of its raw material and components, and achieve efficiencies in distribution. In addition, the Company is upgrading its management information systems to provide an integrated system for forecasting, production, inventory management, distribution, procurement, and accounting.

      Leveraging Well-Established Distribution Channels

      The Company plans to coordinate the marketing efforts for its expanding product lines, while maintaining their brand-name recognition, and to leverage the well-established domestic and international distribution channels for certain product lines to distribute other product lines. Historically, separate distribution channels have been utilized for each of the Company's current product lines. Taking advantage of the Company's extensive but previously uncoordinated distribution network and its existing relationships with its wholesale distributors and professional supply outlets, the Company offers its distributors and outlets the opportunity to market additional product lines to their customers. The Company also plans to expand its marketing efforts through increased advertising programs and educational efforts directed to salon product distributors and salon professionals. The Company believes it is the only professional salon supplier that can provide (i) hair care products, (ii) natural nail care and nail enhancement products, (iii) body care products, including indoor and outdoor tanning products, moisturizers, and lotions, and
(iv) salon appliances and salonwear.

      Expanding International Presence

      The Company believes that international markets for hair, nail, and skin care products represent a significant growth opportunity. The Company plans to leverage its relationships with salon professionals and distributors for its core products and its existing international presence to gain further international penetration, particularly in the European Economic Community, Latin America, and the Far East.

      Capitalizing on Brand Name Recognition

      The Company intends to leverage the significant brand-name recognition of its existing product lines by introducing new products and formulations under these brand names. The Company believes its combined operations will provide it with greater capacity and know-how to develop, test, and market new products within each of its product lines, including the cross-utilization of proprietary technologies, product development resources, and knowledge regarding trends in the professional salon industry.

      The Company believes that its brand names are widely recognized among salon professionals and distributors of beauty, tanning, health care, and personal care products. The Company intends to continue to strengthen and broaden its current portfolio of core brands, including Gena(R), Body Drench(R), SRC(TM), and Alpha 9(R) by, among other things, continuing to globalize its marketing and product development to provide a uniform image and product throughout the world. Each core brand is marketed with a distinct and uniform global image, which includes packaging and advertising.

PRODUCTS

      The Company offers more than 500 professional salon hair care, natural nail care and nail enhancement products, skin and body care products, and salon accessories and salonwear under its Body Drench, Gena, SRC, and Alpha 9 brand names. The Company believes these brand names are widely recognized by salon distributors and professionals and their clients as superior in quality to mass-marketed product alternatives and other professional salon products.

      The Gena line of natural nail care products features Warm-O-Lotion(TM), a collagen enriched lotion that is prominently featured in salons throughout the United States. The Gena line also includes professional pedicure products such as Pedi Soft, a collagen enriched conditioning lotion, Pedi Care dry skin lotion, and Pedi Soak foot bath. The Gena product line also includes a line of paraffin therapy products, such as Paraffin Springs Therapy Spa(TM), a paraffin bath for conditioning heat therapy treatments. In addition, the Gena product line also includes the Tea Tree Oil lines of lotions and shampoos, which have anesthetic qualities to relieve dry, itching skin and scalp; the Healthy Hoof(TM) nail and skin treatment line to strengthen, moisturize, and condition nails and cuticles; and the MRX antiseptics and lotions for use by salon professionals.

      Body Drench is a well-known brand name for professional skin care and tanning products. Body Drench professional skin care products include moisturizing lotions and body baths supplemented with Vitamins A and E and botanical extracts for moisture retention and skin rejuvenation, alpha hydroxy acids for natural skin exfoliation, and Unitrienol T-27 for skin elasticity. The Body Drench brand name includes indoor tanning products that utilize the Carboplex(TM) delivery system, which replaces moisture lost during tanning and produces faster, darker tanning results. The Company also offers outdoor tan care and sun protection products under the Body Drench name, which are available exclusively at resorts, spas, and health and country clubs.

      The Alpha 9 and Omni P.O. Professionals Only(R) acrylic professional nail enhancement product lines provide a complete line of liquids, powders, tips, files, and other implements and treatments necessary for the professional nail technician to complete the acrylic nail enhancement process. The Company's Triumph(R) Fiberbond nail enhancement system includes fiberglass, linen, and silk nail enhancement treatment products for application by nail technicians for their clients.

      The SRC line of professional curling irons and blow dryers are recognized within the salon industry as the finest quality in salon appliances. The appliances are designed for high usage and durability and feature quick start up and recovery capabilities. All SRC professional curling irons are backed by the industry's only three-year warranty. The Company's Maiko(TM) salonwear line features an extensive array of salonwear for the stylist and the stylist's clientele.

      The table below sets forth a description of the Company's principal products; the brand name under which such products are sold; the approximate percentage of such products sold for professional salon use and the approximate percentage retailed to clients and customers; and the distribution channels for such products.

------------------------------------------------------------------------------------------------------------
        PRODUCT                                        PRODUCT                                       BRAND
        CATEGORY                                     DESCRIPTION                                     NAMES
------------------------------------------------------------------------------------------------------------
Hair Care                 Shampoo, conditioner, and hairspray                                Body Drench;
                                                                                             Gena

Nail Care                 Natural nail care products, acrylic and fiberglass nail            Alpha 9; Omni
                          enhancement products, and manicure and pedicure solutions and      P.O.; Triumph;
                          accessories                                                        Gena; Design
                                                                                             Classic; Adios
Skin and Body Care        Moisturizing lotion, indoor and outdoor tanning products,          Body Drench;
                          personal care products, paraffin waxes, and thermo-therapy         Gena
                          treatments
Salon Appliances          Hairdryers, curling irons, and salonwear (capes and aprons)        SRC; Maiko
and Sundries

---------------------------------------------------------------------------------------------------
                                           RETAIL
        PRODUCT           SALON           SALES BY                       DISTRIBUTION
        CATEGORY          USE(1)         SALONS(1)                          CHANNEL
---------------------------------------------------------------------------------------------------
Hair Care                  20%              80%          Beauty and tanning supply distributors and
                                                         outlets, beauty salon chains, health and
                                                         country clubs, resorts and spas
Nail Care                  90%              10%          Beauty supply distributors and outlets and
                                                         beauty salon chains


Skin and Body Care         40%              60%          Beauty and tanning supply distributors and
                                                         outlets, beauty salon chains, health and
                                                         country clubs, resorts and spas
Salon Appliances           100%              0%          Beauty supply distributors
and Sundries

---------------------------
(1)  Company estimates.


PRODUCT DEVELOPMENT

      The Company intends to leverage the significant brand-name recognition of its existing product lines by introducing new products and formulations under its brand names. The Company believes that its combined operations will provide it with greater capacity and know-how to develop, test, and market new products in each of its product lines, including the expanded applications of proprietary technologies. The Company's managers, working together with its marketing and product development personnel, continuously monitor shifts in the fashion industry generally and the salon industry in particular to identify new product opportunities. The Company believes the experience of its key managers and their combined relationships within the industry as well as the Company's product line orientation will enable it to quickly recognize and respond to salon innovations and fashion industry trends.

SALES AND MARKETING

      The Company sells its professional salon products and appliances exclusively through professional salon industry distribution channels to beauty and tanning supply distributors and, to a lesser extent, to spas, resorts, and health and country clubs (both directly and to distributors), and directly to beauty salon chains, and hair, nail, and tanning salons throughout the United States and in Canada, Europe, Argentina, Australia, and New Zealand. The Company believes that its strategy of marketing its products exclusively for use in or resale by the professional salon industry complements the quality image of the Company's products and fosters a high degree of loyalty to its products by distributors of professional salon products.

      The marketing programs and sales forces for each of the Company's product lines focus on educating salon professionals and salon distributors regarding the high quality and the specific benefits of the Company's products as well as the latest trends and developments in the fashion and beauty industries. An important element of the Company's marketing is its participation at salon industry trade shows, at which salon product manufacturers exhibit and sell their products to wholesale salon product distributors, and several annual domestic and international salon professionals trade shows and numerous professional salon distributor-sponsored shows, at which products, styles, and techniques are demonstrated to salon professionals. Another key element of the Company's education-focused marketing is in-the-field demonstrations of its products for a group of salon professionals in a certain locale, usually at the request of a beauty supply distributor. In addition, the Company advertises its products in trade and distributor publications as well as in national advertising through such magazines as Glamour, Mirabella, Redbook, and Self. The Company also will produce educational videos and pamphlets for distribution to beauty supply distributors and salon professionals.

      The Company plans to increase its marketing expenditures in 1997. These expenditures will include the costs associated with preparing marketing materials, such as educational videos and pamphlets for distribution to customers, increased media advertising, attendance at trade shows, and conducting in-field demonstrations of its products.

      The Company believes that its combined marketing and distribution capabilities provide it with strong distribution relationships in each of the professional salon distribution channels. The Body Drench product lines are sold domestically in all 50 states, in the United Kingdom, and in Europe to approximately 85 beauty supply distributors, to approximately 75 tanning supply distributors, and to approximately 3,000 spas, resorts, health and country clubs, beauty salon chains and, to a lesser extent, directly to hair, nail, and tanning salons by a sales force of approximately 16 marketing representatives, telemarketers, and field sales personnel as well as by approximately 30 independent manufacturers' representatives. The Gena product lines are sold nationally to approximately 700 beauty supply distributors, including Sally Beauty Company, Inc., a division of Alberto-Culver Company and the largest wholesale supplier of professional supply products with more than 1,600 supply stores worldwide ("Sally"), as well as to approximately 4,000 beauty supply chains by a sales force of three marketing representatives and approximately 40 independent manufacturers' representatives. The Alpha 9 product lines are sold nationally to more than 1,200 beauty supply distributors and outlets, including Sally, by a sales force of three employees. The SRC salon appliances and salonwear lines are sold nationally to more than 50 beauty supply distributors, 14 beauty schools, and six beauty salon chains by a sales force of two employees.

      Other than Regis Corporation, which has more than 1,700 salons located primarily in shopping malls in all 50 states and several foreign countries ("Regis") and Sally, no other beauty supply chain or other customer accounts for a significant portion of the purchases of the Company's professional salon products. During 1996, Sally accounted for approximately 16% of the combined net sales of the Company and the acquired businesses. The Company has supplied products to Sally and Regis on a purchase order basis for more than five years. The Company, however, does not have any contractual agreements with Sally or Regis relating to the supply of products.

      The Company has begun to capitalize on each product lines's marketing programs and distribution network to introduce other of the Company's product lines. The Company believes this enhanced utilization of its existing marketing and distribution capacities will result in increased sales in some of its product lines with little or no increase in selling cost.

PRODUCTION

      The principal production, assembly, packaging, and warehouse operations of the Company are conducted through a 30,000 square foot complex located in Duncanville, Texas, near Dallas. The Company operates a production and warehouse facility located in Alexandria, Tennessee pursuant to a lease that expires in November, 1997 with options to renew for additional periods. See "Properties" contained in Item 2 of this Report.

      The production area in the Duncanville facility consists of approximately 6,000 square feet of space and includes formula compounding areas, multiple manual and fully automated liquid filling lines, and packaging facilities. The compounding or mixing department utilizes a combination of manual and fully automated batch processing systems. The Company maintains an internal control system to monitor the quality of its products. The

Company also maintains product liability insurance at levels it believes to be adequate. The Company maintains an inventory of raw materials and packaging materials as well as certain finished goods in its on-site warehouses that comprise a total of approximately 20,000 square feet.

      The Company expects the Duncanville production facility to have a relatively high level of capacity utilization when the production requirements of its combined operations are fully integrated at the Duncanville facility. The Duncanville facility has additional available space for the installation of additional machinery and equipment and warehousing if additional capacity is needed. The Company also has the ability to increase the size of its Duncanville facility by building an additional 20,000 square foot facility on a vacant lot it owns adjacent to the existing facility. The Company, however, has no immediate plans to increase the warehousing space in the existing facility or to commence construction of an additional facility.

      Raw materials used to produce the Company's professional salon products (other than salon appliances and salonwear) include water, alcohol, mineral and natural oils, fragrances, other chemicals, and a wide variety of packaging materials and compounds including containers, such as cardboard boxes and plastic containers, container caps, tops, valves and labels, all of which it purchases from outside sources. The Company's principal raw materials and packaging components are available from several domestic suppliers, and it does not depend on the availability of supplies from any single source. The Company does not anticipate any difficulty in obtaining adequate supplies of raw materials to meet its needs as a result of the long-established supplier relationships and alternative raw material substitutes it has developed. Similarly, while the industry from time to time has experienced raw material cost increases, the Company believes it will be able to purchase its requirements at competitive prices. To date, increases in raw material costs have not had a material effect on the Company's operating results. Substantially all of the Company's salon appliance products currently are manufactured on a contract basis by Windmere Corporation, a Florida manufacturer with overseas production facilities. The Company does not have a long-term manufacturing contract with Windmere Corporation, which competes with the Company in the professional salon appliances market, and there can be no assurance that Windmere Corporation will continue to manufacture professional salon appliances for the Company in the future. Because the Company owns the tooling and molds used to manufacture such appliance products, it believes it could substitute another manufacturer on a timely basis and at reasonable prices. Amole, Incorporated. ("Amole") manufactures products for the Company's Body Drench Division on a contract basis and represented approximately 12% of the Company's total materials costs on a combined basis in 1996. The Company has entered into a one-year supply contract with Amole that will automatically renew for subsequent one-year terms unless terminated by either party giving 180 days written notice. No other supplier furnishes more than 10% of the Company's products, raw materials or other supplies.

COMPETITION

      The professional salon products industry is highly competitive. The Company's products compete directly against professional salon and other similar products sold through distributors of professional salon products and professional salons. The Company's principal competitors in the professional salon hair care products market include Bristol-Myers Squibb Company (under the trademarks Clairol and Matrix), Nexxus Products Co., Paul Mitchell Systems, and Redken. The Company's competitors in the professional salon nail care market include Creative Nail Design, Inc., Star Nail Products, Inc., OPI Products Inc., and Backscratchers, Inc. The Company's largest competitors in the professional salon skin and body care products market include California Suncare, Inc., Supre Inc., Swedish Beauty Manufacturing, Inc., and Australian Gold, Inc. The Company's largest competitors in the professional salon appliances and sundries market are Helen of Troy Limited, Belson Products (a division of Windmere Corporation), Conair Corporation, Cricket Brush Company (a division of West Coast Beauty Supply Co.), Andre (a division of Fromm International, Inc.), and Betty Dain Creations, Inc. In addition, the Company's professional salon products compete indirectly against hair care, nail care, and skin and body care products and salon accessories sold through a variety of non-salon retail channels, including department stores, mall-based specialty stores and, to a lesser extent, mass merchants, drugstores, supermarkets, telemarketing programs, television "infomercials," and catalogs. See "Special Considerations -- Competition."

TRADEMARKS

      The Company markets its products under a number of trademarks and trade names that are registered in the United States and several foreign countries. Principal trademarks of the Company include Body Drench, Alpha 9, and Gena, and the names of most of the products sold under each of these brands. The Company believes its position in the marketplace depends to a significant extent upon the goodwill engendered by its trademarks and trade names and, therefore, considers trademark protection to be important to its business. The Company will seek to register significant trademarks and trade names in other foreign countries as it enters these markets.

GOVERNMENT REGULATION

      Certain of the Company's advertising and product labeling practices are subject to regulation by the FTC, and certain of its professional salon product production practices are subject to regulation by the FDA as well as by various other federal, state, and local regulatory authorities. Compliance with federal, state, and local laws and regulations has not had a material adverse effect on the Company to date. Nonetheless, federal, state, and local regulations in the United States that are designed to protect consumers have had, and can be expected to have, an increasing influence on product claims, production methods, product content, labeling, and packaging. In addition, any expansion by the Company of its operations to produce professional salon products that include over-the-counter drug ingredients (such as certain sun screen ingredients) would result in the Company becoming subject to additional FDA regulations as well as a higher degree of inspection and greater burden of regulatory compliance than currently exist.

      The operations of the Company subject it to federal, state, and local governmental regulations related to the use, storage, discharge, and disposal of hazardous chemicals, The amount of hazardous waste produced by the Company may increase in the future when the Company increases production at the Duncanville facility. The failure by the Company to comply with current or future environmental regulations could result in the imposition of fines on the Company, suspension of production, or a cessation of operations. Compliance with such regulations could require the Company to acquire costly equipment or to incur other significant expenses. Any failure by the Company to control the use, or adequately restrict the discharge, of hazardous substances could subject it to future liabilities. The Company believes that it is in substantial compliance with applicable federal, state, and local rules and regulations governing the discharge of hazardous materials into the environment. There are no significant capital expenditures for environmental control matters anticipated in the current year or expected in the near future. The Company believes that it is in substantial compliance with such regulations, as well as applicable federal, state, local, and foreign rules and regulations governing the discharge of materials hazardous to the environment. There are no significant capital expenditures for environmental control matters either estimated in the current year or expected in the near future. See "Special Considerations -- Regulation and Potential Claims."

EMPLOYEES

      At March 27, 1997, the Company employed approximately 101 persons, consisting of approximately 28 administrative employees; 53 warehouse and production employees; and 20 sales and marketing employees. None of the Company's employees are covered by collective bargaining agreements with the Company, and the Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

            NAME                   AGE                          POSITION
            ----                   ---                          --------
Sam L. Leopold...................  43    Chairman of the Board and Chief Executive Officer
Thomas M. Clifford...............  43    President and Director
David E. Ziegler.................  52    Chief Financial Officer, Treasurer, and Secretary
Gerald L. Kotch..................  61    Vice President -- SRC Division
Donald N. Black..................  45    Vice President/Production -- Gena Division
Thomas H. Adcock.................  57    Director of Manufacturing
Sunny Stinchcombe................  42    Vice President/Sales and Marketing -- Gena Division

      SAM L. LEOPOLD, a founder of the Company, has served as its Chairman of the Board and Chief Executive Officer of the Company since the Company's incorporation in June 1995. Mr. Leopold is a party to a joint venture agreement with Regis, a publicly held, mall-based retail chain of beauty supply salons, pursuant to which he operates four mall-based Trade Secret retail salons in California. Mr. Leopold also owns and previously served as President and Chairman of Beauty Boutique International, which was founded in 1990 and operates three retail salons in Arizona. Mr. Leopold is not involved with the day-to-day operations of the joint venture with Regis or Beauty Boutique International, although both purchase products from the Company in the ordinary course of business. From 1986 to 1991, Mr. Leopold served as Executive Vice President of Consumer Beauty Supply, Inc. (dba Beauty Express), a mall-based retail chain of beauty supply salons. During that time, Mr. Leopold was responsible for day-to-day operations and oversaw the growth and development of Beauty Express from less than 20 retail salons to more than 50 retail salons and from approximately $8 million in annual revenue to approximately $25 million in annual revenue. From 1989 to 1991, Mr. Leopold served as president of Avanti International, Inc. developing a line of hair care products. Mr. Leopold served as in-house counsel to MDC Holdings, Inc., a publicly held national home builder, from 1982 to 1984. Mr. Leopold expects to devote substantially all of his business time to the Company.

      THOMAS M. CLIFFORD, a founder of the Company, has served as its President and as a director since the Company's incorporation in June 1995. Mr. Clifford served as Chief Operating Officer of JDS Manufacturing Co., Inc. ("JDS") from October 1991 to November 1996 when it was acquired by the Company. Mr. Clifford served as Senior Vice President of Sales of American International Industries ("AII"), a national multi-brand marketer of salon-quality products from September 1986 to October 1991. During that time, Mr. Clifford was a member of the management team that conducted AII's acquisition of brands, assets, and trademarks from approximately 10 companies in the professional salon and mass-market industries. While with AII, Mr. Clifford was responsible for management of multiple brand names and product lines in both the professional salon and mass-market industries. From August 1986 to September 1987, Mr. Clifford served as Vice President of Marketing of Sterling Beauty Supplies, a large beauty supply distributor in the western United States. Mr. Clifford served as National Sales Manager of Helen of Troy Limited, a publicly held personal care products company, from August 1985 to August 1986 and was responsible for executing its national sales strategy. From April 1983 to August 1985, Mr. Clifford served first as National Sales Manager and subsequently as Vice President of Sales and Marketing of Illinois Razor Strops, a manufacturer of cutlery and sundries for the barber and beauty supply industry. During his tenure with that company, Mr. Clifford successfully repositioned the company into the professional salon market. Additionally, Mr.

Clifford has served as a director of the American Beauty Association since 1991 and currently is the treasurer of that organization.

      DAVID E. ZIEGLER has served as Chief Financial Officer, Treasurer, and Secretary of the Company since October 1996. Mr. Ziegler served as Chief Financial Officer of Cellular World Corporation ("CWC"), a retail chain of wireless communications products stores, from February 1994 to October 1996. Mr. Ziegler joined F&C International, Inc. ("F&C"), an international developer and manufacturer of flavors and fragrances used by consumer product producers in the food, beverage, and personal care industries, as Vice President and Chief Financial Officer in January 1993 to strengthen senior management and restructure F&C. Mr. Ziegler served F&C in such capacity until October 1993. F&C filed for protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in April 1993. Mr. Ziegler joined Zaks Stores, Inc. ("Zaks"), a retail chain of arts and crafts stores, as Chief Financial Officer in 1991 after Zaks had defaulted on a significant bank loan which resulted in a filing under Chapter 11. Prior to Mr. Ziegler leaving Zaks in 1992, it reorganized and emerged from Chapter 11. Mr. Ziegler is a certified public accountant and was a partner at Arthur Andersen LLP from 1978 to 1986.

      GERALD L. KOTCH has served as Vice President -- SRC Division since November 1996. Mr. Kotch served as President of Kotchammer Investments, Inc. (dba Styling Research Company) ("KII") from December 1993 to November 1996 when it was acquired by the Company. Prior to that time, Mr. Kotch served as Vice President and General Manager of the Styling Research Division of Redken Laboratories, Inc. from November 1992 to December 1993. Mr. Kotch served as President of Marketing Options Consulting Co., a management consulting firm for manufacturers within the professional salon industry, from founding the company in January 1991 until November 1992. From April 1991 to November 1992, Mr. Kotch served as General Manager of the Beauty Division of DeMert and Dougherty, a Chicago-based aerosol and liquid goods manufacturer. Mr. Kotch has served as President of the American Beauty Association since November 1994.

      DONALD N. BLACK has served as Vice President -- Gena Division since November 1996. Mr. Black served as President of Gena Laboratories, Inc. ("Gena") from June 1989 to November 1996 when it was acquired by the Company. Mr. Black also served as Vice President of Gena from December 1984 to June 1989 and as General Manager of Gena from December 1979 to December 1989.

      THOMAS H. ADCOCK has served as Director of Manufacturing of the Company since November 1996. Mr. Adcock served as Vice President of Commercial Development of Virbac, Inc., a manufacturer and distributor of veterinary products, including pet shampoo and conditioner products ("Virbac"), from September 1995 to July 1996. Mr. Adcock served as Vice President -- Manufacturing of Virbac from January 1994 to September 1995. Mr. Adcock founded and served as President of A & I Laboratories, Inc., a developer and contract manufacturer of dermatological products, including shampoos, lotions, and creams for humans and pets, since founding the company in March 1985 until January 1994 when he sold the company to Virbac. Mr. Adcock served as Director of Planning, Warehousing, and Distribution of Maybelline Co. from June 1981 to March 1985.

      SUNNY STINCHCOMBE has served as Vice President/Sales and Marketing -- Gena Division since November 1996. Ms. Stinchcombe served as Vice President/Sales and Marketing of Gena from 1989 to November 1996 when it was acquired by the Company. Previously, Ms. Stinchcombe was National Sales Manager at Gena from 1984 to 1989. Ms. Stinchcombe has over 14 years experience in the professional salon products industry.

SPECIAL CONSIDERATIONS

      Absence of Combined Operating History

      The Company was founded in June 1995 to acquire businesses that develop, produce, and market professional salon products, but the Company itself conducted no operations prior to November 1996 when the Company acquired four professional salon products businesses simultaneously with the consummation of its initial public offering. Prior to November 1996, the acquired businesses had been operating independently, and neither the historical results of their separate operations nor the Company's pro forma results of operations are necessarily indicative of the results that would have been achieved if the acquired businesses had been operated on an integrated basis or the results that may be realized on a combined basis in the future.

      Integration of Business Operations

      Although certain members of the management of the Company have extensive experience in the professional salon products industry, there can be no assurance that the Company will be able to manage effectively the combined operations of the Company or achieve the Company's operating and growth strategies. The integration of the management, operations, and facilities of the acquired businesses and other businesses the Company may acquire in the future could involve unforeseen difficulties, which could have a material adverse effect on the Company's business, financial condition, and operating results.

      The Company has conducted due diligence reviews of each of the businesses acquired to date, has received representations and warranties regarding each of the these acquired businesses, and has negotiated certain purchase price adjustments and set-off rights with respect to each of these acquisitions. The Company intends to pursue future acquisitions. There can be no assurance, however, that unforeseen liabilities will not arise in connection with the operation of the businesses acquired to date or future acquired businesses or that any contractual purchase price adjustments, rights of set-off, or other remedies available to the Company will be sufficient to compensate the Company in the event unforeseen liabilities arise.

      The Company anticipates using the opportunities created by the combination of the acquired businesses to effect what the Company believes will be substantial cost savings, including a reduction in operating expenses as a result of the elimination of duplicative administrative, warehouse, and distribution facilities, functions, and personnel. Significant uncertainties, however, accompany any business combination, and there can be no assurance that the Company will be able to achieve its anticipated integration of facilities, functions, and personnel in order to achieve operating efficiencies or otherwise realize cost savings as a result of the acquisitions to date or future acquisitions. The inability to achieve the anticipated cost savings could have a material adverse effect on the Company's business, financial condition, and operating results.

      Acquisition Strategy

      The success of the Company's acquisition strategy will depend in large part on its ability to acquire and operate successfully additional professional salon product businesses. There can be no assurance that any suitable additional acquisitions can be identified or consummated or that the operations of any businesses that are acquired will be successfully integrated into the Company's operations. In addition, increased competition for acquisition candidates may increase purchase prices for acquisitions to levels beyond the Company's financial capability. The Company expects to use cash and its securities, including Common Stock, as the primary consideration for future acquisitions. See "Special Considerations -- Future Capital Needs; Debt Service Requirements." The size, timing, and integration of any future acquisitions may cause substantial fluctuations in operating results from quarter to quarter. Consequently, operating results for any quarter may not be indicative of the results that may be achieved for any subsequent fiscal quarter or for a full fiscal year. These fluctuations could adversely affect the market price of the Common Stock.

      Future Capital Needs; Debt Service Requirements

      The Company's future capital requirements will depend upon the size and timing of future acquisitions and the availability of additional financing. To the extent that the Company finances future acquisitions in whole or in part through the issuance of Common Stock or securities convertible into or exercisable for Common Stock, existing stockholders will experience a dilution in the voting power of their Common Stock and may suffer a dilutive effect on earnings per share. In the event that potential acquisition candidates are unwilling to accept Common Stock as consideration or the market price of the Common Stock declines in value, the Company will be required to use more cash from operations. The inability of the Company to generate cash from operations for future acquisitions could materially and adversely affect the Company's acquisition program unless the Company is able to obtain additional capital through external financings, including additional equity offerings. Any borrowings made to finance future acquisitions or for operations could make the Company more vulnerable to a downturn in its operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. If the Company's cash flow from operations is insufficient to meet its debt service requirements, the Company could be required to sell additional equity securities, refinance its obligations, or dispose of assets in order to meet its debt service requirements. In addition, it is likely any future financial arrangements will contain financial and operational covenants and other restrictions with which the Company must comply, including limitations on capital expenditures, the payment of dividends, and the incurrence of additional indebtedness. There can be no assurance that such financing will be available if and when needed or will be available on terms acceptable to the Company. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources" contained in Item 7 of this Report and "Business -- Strategy" contained in Item 1 of this Report.

      Consumer Preferences and New Product Introductions

      Consumer preferences in the professional salon product industry depend to a significant extent on the prescriptive role of salon professionals. Relatively few products achieve wide acceptance in the professional salon market. The Company believes that its success in the professional salon product industry will depend, in part, on its ability to introduce new and attractive products on a regular basis. There can be no assurance that any new products introduced by the Company will achieve any significant degree of market acceptance or that any acceptance that is achieved will be sustained for any significant amount of time. The failure of new product lines or product innovations to achieve or sustain market acceptance could have a material adverse effect on the Company's business, financial condition, and operating results.

      Management of Growth

      The Company's growth and expanding operations may place a significant strain on the Company's management, administrative, operational, and financial resources as well as increased demands on its systems and controls. The Company's ability to manage its growth will require it to continue to integrate and enhance its operational, financial, and management information systems and its marketing programs; to motivate, manage, and retain its current employees; and to identify, hire, and retain additional employees. The failure of the Company to manage its growth on an effective basis could have a material adverse effect on the Company's business, financial condition, and operating results.

      Competition

      The professional salon products industry is highly competitive. The Company's products compete directly against professional salon and other functionally similar products sold through distributors of professional salon products and professional salons. In addition, the Company's professional salon products compete indirectly against hair care, nail care, and body and skin care products sold through a variety of non-salon retail channels, including department stores, mall-based specialty stores and, to a lesser extent, mass merchants, drugstores, supermarkets, telemarketing programs, television "infomercials," and catalogs. Current and potential competitors include a number of companies that have substantially greater resources than the Company, including better brand-name recognition, broader product lines, and wider distribution channels. The professional salon products industry is characterized by a lack of significant barriers to entry with respect to the development and production of professional salon products, which may result in new competition, including possible imitators of one or more of the Company's recognized product lines. In addition, it is common in the professional salon products industry for companies to market products that are similar to products being successfully marketed by competitors. Increased competition and any reductions in competitors' prices, which requires the Company to implement price reductions in order to remain competitive, could have a material adverse effect on the Company's business, financial condition, and operating results. See "Business -- Competition" contained in Item 1 of this Report.

      Dependence on Major Customers

      The Company depends upon professional beauty and tanning supply distributors, spas, health and country clubs, chain salons and, to a lesser extent, hair, nail, and tanning salons to distribute its products. The distribution channels for professional salon products are highly fragmented. The Company estimates that there are more than 3,500 domestic wholesale distributors, more than 4,000 beauty supply chains, and more than 200,000 salons, including salon chains. Other than Sally Beauty Company, Inc. ("Sally"), a division of Alberto-Culver Company, and Regis Corporation ("Regis"), no other beauty supply chain or beauty salon chain accounts for a significant portion of the purchases of the Company's professional salon products.

      During 1996, the Company's largest customer, Sally, accounted for approximately 16% of the combined net sales of the Company and the acquired businesses. The Company currently maintains more than 5,000 active customer accounts, and no customer other than Sally accounted for more than 10% of the Company's sales in any of the last three years. The Company does not have long-term contracts with any of its customers. An adverse change in, or termination of, the Company's relationship with, or an adverse change in the financial viability of, one or more of its major customers, including Sally or Regis, could have a material adverse effect on the Company's business, financial condition, and operating results.

      Dependence on Trademarks

      The market for the Company's products depends to a significant extent upon the goodwill associated with its trademarks and trade names. Therefore, trademark protection is important to the Company's business. Although a number of the Company's trademarks and trade names are registered in the United States, there can be no assurance that the Company will be successful in asserting trademark or trade name protection for its trademarks and trade names in the United States or other markets, and the costs to the Company of such efforts may be substantial.
See "Business -- Trademarks" contained in Item 1 of this Report.

      Reliance on Production Facility

      The Company will produce a significant portion of its products at its facility in Duncanville, Texas. The production operations at this facility use certain custom-designed equipment which, if damaged or otherwise rendered inoperable or unavailable, could result in the disruption of the Company's production operations. Any extended interruption of operations at the Company's production facility would have a material adverse effect on its business. The Company seeks to protect against this risk by maintaining substantial spare parts and an internal maintenance shop capable of servicing and rebuilding equipment in-house. The Company also believes that there are several readily available external sources to repair or replace any of this equipment should that be necessary. To date, no significant disruptions have been experienced at the facility. See "Business -- Production" contained in Item 1 of this Report.

      The Company plans to take advantage of its combined operations by utilizing its Duncanville, Texas facility to assemble and fill some of the products previously assembled and filled by the businesses acquired to date and to internally house warehouse and distribution activities rather than utilizing leased facilities. The Company has the ability to increase the size of the facility by building an additional facility on a vacant lot it owns adjacent to the existing facility. The Company has no immediate plans to commence construction of such an addition. The inability of the Company to utilize the current facility to the full extent of its capacity could have an adverse effect on the Company's operating results.

      Dependence on Key Suppliers

      Substantially all of the Company's salon appliance products currently are manufactured on a contract basis by Windmere Corporation. Belson Products (a division of Windmere Corporation) competes with the Company in the professional salon appliance market, although it concentrates primarily in the mass-market retail segment of the industry. The Company does not have a long-term manufacturing contract with Windmere Corporation, and there can be no assurance that Windmere Corporation will continue to manufacture salon appliance products for the Company. Because the Company owns the tooling and molds used to manufacture such appliance products, however, it believes it could substitute another manufacturer on a timely basis and at reasonable prices if the need arises. However, there can be no assurance that the Company could secure another manufacturer of comparable quality, at reasonable prices, or in a timely fashion. Amole, Inc. ("Amole") manufactures products for the Company's Body Drench Division on a contract basis and represented approximately 12% of the total materials costs on a combined basis for the Company and the acquired businesses in 1996. The Company has entered into a one-year supply contract with Amole that will automatically renew for subsequent one-year terms unless terminated by either party giving 180 days written notice. No other supplier furnishes more than 10% of the Company's products, raw materials, or other supplies.

      General Economic Conditions

      The success of the Company's operations depends to an extent upon a number of factors relating to discretionary consumer spending. These factors include economic conditions, such as employment, business conditions, interest rates, and tax rates, as well as the continued growth of the professional salon products industry. There can be no assurance that consumer spending will not be adversely affected by general social trends and economic conditions, thereby impacting the Company's growth, net sales, and profitability. If the demand for professional salon products and related merchandise were to decline, the Company's business, financial condition, and operating results could be adversely affected.

      Dependence on Key Personnel

      The Company's success depends to a significant degree upon the skills of its current key employees and its ability to identify, hire, and retain additional sales, marketing, and financial personnel. There can be no assurance that the Company will be successful in retaining its existing key personnel or in attracting and retaining additional key personnel. The loss of services of key personnel, including particularly Messrs. Leopold or Clifford, or the inability to attract and retain additional qualified personnel could have a material adverse effect upon the Company's business and operating results. The Company has employment agreements with Messrs. Leopold and Clifford with terms through September 2001. The Company has obtained key person life insurance on each of Messrs. Leopold and Clifford in the amount of $1.0 million, but does not expect to have key person life insurance covering any other employee.

      Regulation and Potential Claims

      Certain of the Company's advertising and product labeling practices are subject to regulation by the Federal Trade Commission (the "FTC"), and certain of its professional salon product production practices are subject to regulation by the Food and Drug Administration (the "FDA") as well as by various other federal, state, and local regulatory authorities. Compliance with federal, state, and local laws and regulations has not had a material adverse effect on the Company to date. Nonetheless, federal, state, and local regulations in the United States that are designed to protect consumers have had, and can be expected to have, an increasing influence on product claims, production methods, product content, labeling, and packaging. In addition, any expansion by the Company of its operations to produce professional salon products that include over-the-counter drug ingredients (such as certain sun screen ingredients) would result in the Company becoming subject to additional FDA regulation as well as a higher degree of inspection and greater burden of regulatory compliance than currently exist. The nature and use of professional salon products could give rise to product liability claims if one or more users of the Company's products were to suffer adverse reactions following their use of the products. Such reactions could be caused by various factors, many of which are beyond the Company's control, including hypoallergenic sensitivity and the possibility of malicious tampering with the Company's products. In the event of such an occurrence, the Company could incur substantial litigation expense, receive adverse publicity, and suffer a loss of sales.

      The operations of the Company subject it to federal, state, and local governmental regulations related to the use, storage, discharge, and disposal of hazardous chemicals. The amount of hazardous waste produced by the Company may increase in the future when the Company increases production at the Duncanville facility. The failure by the Company to comply with current or future environmental regulations could result in the imposition of fines on the Company, suspension of production, or a cessation of operations. Compliance with such regulations could require the Company to acquire costly equipment or to incur other significant expenses. Any failure by the Company to control the use, or adequately restrict the discharge, of hazardous substances could subject it to future liabilities. The Company believes that it is in substantial compliance with applicable federal, state, and local rules and regulations governing the discharge of hazardous materials into the environment. There are no significant capital expenditures for environmental control matters anticipated in the current year or expected in the near future. See "Business -- Government Regulation" contained in Item 1 of this Report.

      Control by Management

      Sam L. Leopold, the Chairman of the Board and Chief Executive Officer of the Company, owns approximately 21.7% of the outstanding shares of Common Stock, and Thomas M. Clifford, President of the Company, has an option to purchase 161,571 shares at an exercise price of $0.10 per share. Consequently, Mr.

Leopold will have the ability to influence the election of all of the directors of the Company and thereby control the business, affairs, and management of the Company. In addition, Mr. Leopold will have the ability to influence most matters requiring stockholder approval including significant corporate matters, such as the amendment of the Company's Certificate of Incorporation and any merger, consolidation, or sale of all or substantially all of the assets of the Company. Such a high level of ownership may have the effect of delaying, deterring, or preventing a change in the control of the Company, even when such a change would be in the best interests of the other stockholders, and may adversely affect the voting and other rights of the other holders of Common Stock.

      Possible Volatility of Stock Price

      The trading price of the Common Stock in the future could be subject to wide fluctuations in response to quarterly variations in operating results of the Company or its competitors, actual or anticipated announcements of product developments by the Company or its competitors, changes in analysts' estimates of the Company's financial performance, developments or disputes concerning proprietary rights, regulatory developments, general industry conditions, worldwide economic and financial conditions, and other events and factors. During certain periods, the stock markets have experienced extreme price and volume fluctuations. In particular, prices of stocks of rapidly expanding companies often fluctuate widely, frequently for reasons unrelated to the operating performance of such companies. These broad market fluctuations and other factors may adversely affect the market price of the Common Stock.

      Shares Eligible for Future Sale

      Sales of substantial amounts of Common Stock in the public market could adversely affect prevailing market prices. Of the 3,948,703 shares of Common Stock outstanding 3,115,852 shares are eligible for resale in the public market without any restrictions unless held by "affiliates" of the Company as that term is defined in Rule 144 under the Securities Act. The remaining 832,851 shares of Common Stock are "restricted securities" as that term is defined under Rule 144 ("Restricted Shares"). The Restricted Shares may be subject to the volume and other resale limitations. In November 1997, 25,000 Restricted Shares will be eligible for sale in the public market, subject to compliance with the volume limitations and other requirements of Rule 144 under the Securities Act. In April 1997, 807,851 Restricted Shares held by Mr. Leopold will be eligible for sale in the public market, subject to compliance with the volume limitations and other requirements of Rule 144 under the Securities Act. Mr. Leopold has agreed not to sell or otherwise dispose of any shares of Common Stock currently owned by him until August 1997.

      Holders of the 5,000 Restricted Shares issued in connection with the KII Acquisition will have the right to require the Company to register such shares of Common Stock for sale under the Securities Act pursuant to "piggyback" registration rights granted by the Company with respect to such shares. The holder of 20,000 Restricted Shares may exercise one-time demand registration rights and require the Company to register such shares at any time during the six-month period commencing in March 1997. The holder of such shares also has "piggyback" registration rights with respect to such shares.

      The Company also has the authority to issue additional shares of Common Stock and shares of one or more series of preferred stock. The Company may issue shares of Common Stock or preferred stock for use as a portion of the consideration in future acquisitions. These shares may be registered under the Securities Act, in which case they generally will be freely tradeable upon their issuance. In addition, the Company expects that it will issue shares of Common Stock that are "restricted securities" under the Securities Act in connection with future acquisitions. The issuance of such shares would result in the dilution of the voting power of the shares of Common Stock purchased in the Offering and could have a dilutive effect on earnings per share.

      Rights to Acquire Shares

      A total of 400,000 shares of Common Stock have been reserved for issuance upon exercise of options granted or which may be granted under the Company's Stock Option Plan. Options to acquire 254,278 shares of Common Stock currently are outstanding, including options to purchase 92,707 shares granted under the Company's Stock Option Plan. In addition, there are outstanding Bridge Warrants to acquire 20,000 shares of Common Stock at an exercise price of $12.50 per share and Representatives' Warrants to acquire 203,000 shares of Common Stock at an exercise price of $12.00 per share, in each case subject to adjustment in accordance with the anti-dilution and other provisions set forth in the warrants. During the terms of such options and warrants, the holders will have the opportunity to profit from an increase in the market price of the Common Stock. The existence of such stock options and warrants may adversely affect the terms on which the Company can obtain additional financing, and the holders of such options and warrants can be expected to exercise or convert such options and warrants at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise of such options and warrants.

      Change in Control Provisions

      The Company's Certificate of Incorporation and Bylaws and the Delaware General Corporation Law (the "Delaware GCL") contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of the Company, even when these attempts may be in the best interests of stockholders.

      The Company is subject to the provisions of Section 203 of the Delaware GCL. In general, this statute prohibits a publicly held Delaware corporation from engaging, under certain circumstances, in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless either
(i) prior to the date at which the stockholder becomes an interested stockholder, the Board of Directors approved either the business combination or the transaction in which the person becomes an interested stockholder, (ii) upon consummation of the transaction in which the stockholder becomes an interested stockholder, the stockholder owned at least 85% of the outstanding voting stock of the corporation (excluding shares held by directors who are officers or held in certain employee stock plans), or (iii) the business combination is approved by the Board of Directors and by two-thirds of the outstanding voting stock of the corporation (excluding shares held by the interested stockholder) at a meeting of stockholders (and not by written consent) held on or subsequent to the date of the business combination. An "interested stockholder" is a person who, together with affiliates and associates, owns (or at any time within the prior three years did own) 15% or more of the corporation's voting stock.
Section 203 defines a "business combination" to include, without limitation, mergers, consolidations, stock sales and asset based transactions, and other transactions resulting in a financial benefit to the interested stockholder.

      No Cash Dividends

      The Company has never paid any dividends on its capital stock and does not anticipate that it will pay dividends in the foreseeable future. Instead, the Company intends to apply any earnings to the expansion and development of its business.

      Forward-Looking Information May Prove Inaccurate

      This Report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this Report, the words "believe," "expect," "anticipate," "estimate," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions, including those identified under "Special Considerations" contained in Item 1 of this Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. In addition to the other risk factors set forth above, among the key factors that may have a direct bearing on the Company's results are competitive practices in the professional salon products industries (generally and particularly in the Company's principal product markets), the ability of the Company to meet existing financial obligations in the event of adverse industry or economic conditions or to obtain additional capital to fund future commitments and expansion, the Company's relationship with employees, the ability to consolidate its operations to the Duncanville facility, the ability to reduce production costs of certain of the acquired businesses by utilizing the Duncanville facility, and the impact of current and future laws and governmental regulations affecting the professional salon products industry and the Company's operations.

ITEM 2. PROPERTIES

        The Company owns its facility in Duncanville, Texas, near Dallas. This facility contains administrative, production, and warehousing areas. The 20,000 square foot facility includes an approximately 4,000 square foot administrative area, a 6,000 square foot production area, and a 10,000 square foot warehousing area. The Company believes the facility is well maintained and adequate for its needs. The Company also leases approximately 10,000 square feet of warehousing space in Duncanville pursuant to a lease that expires on December 31, 2006. In addition, the Company leases approximately 6,000 square feet of warehouse space in Duncanville pursuant to a lease that expires in March 1997. The Company also leases a distribution and warehouse facility located in Alexandria, Tennessee pursuant to a lease expiring in November 1997 with options to renew. Pursuant to month-to-month leases, the Company leases additional warehouse space in Lebanon, Tennessee and administrative space in Chatsworth, California.

ITEM 3. LEGAL PROCEEDINGS

      The Company is, and may in the future be, party to litigation arising in the ordinary course of its business. The Company does not consider any current claims to be material to its business, financial condition, or operating results. There can be no assurance that the Company's insurance coverage will be adequate to cover all liabilities occurring out of any claims that may be instituted in the future or that any future claims that are not covered by insurance will not have an adverse effect on the Company's business, financial condition, or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.
                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

      The Company's Common Stock has been traded on the Nasdaq National Market under the symbol STYL since its initial public offering on November 21, 1996 at $10.00 per share. The following table sets forth the high and low sale prices of the Common Stock for the fiscal quarters indicated as reported on the Nasdaq National Market.

                                                            HIGH     LOW
1996

Fourth quarter..............................................$10 5/8  $9 1/4
1997
First quarter (through March 27, 1997)......................$12 1/4  $10


      On March 27, 1997, the closing sale price of the Company's Common Stock was $10.50 per share. On March 27, 1997, there were approximately 10 holders of record of the Company's Common Stock.

      In September 1996, the Company sold to a single foreign investor a promissory note (the "Bridge Note") in the principal amount of $400,000 that bore interest at the rate of 10% per annum with a maturity date of January 31, 1997, subject to a prepayment obligation upon the completion of the Company's initial public offering. On the consummation of the Company's initial public offering in November 1996, the Company issued 20,000 of Common Stock and redeemable Common Stock Purchase Warrants (the "Bridge Warrants") to purchase 20,000 shares at an exercise price of $12.50 (the "Bridge Warrant Shares") during the two year exercise period between November 1996 and November 1998. The Bridge Note and Bridge Warrants were issued in the Bridge Warrant Shares will be issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1993, as amended, as a transaction not involving a public offering.

      The Company has never paid any cash dividends on its Common Stock. The Company currently plans to retain earnings to finance the growth of the Company's business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on the financial condition, results of operations, and capital requirements of the Company as well as other factors deemed relevant by the Board of Directors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" contained in Item 7 of this Report.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                       SELECTED HISTORICAL FINANCIAL DATA

        Styling Technology Corporation (the "Company") was founded June 30, 1995, and commenced operations on November 27, 1996. Simultaneously with the consummation of the Company's initial public offering, the Company acquired four professional salon product businesses in separate transactions in exchange for cash, notes, assumption of existing indebtedness, and shares of Common Stock. For accounting purposes, the acquisitions were treated as business combinations accounted for by the purchase method of accounting as prescribed by Accounting Principles Board Opinion No. 16. The acquired businesses were valued at the fair value of consideration given, principally cash from the completion of the initial public offering. The excess of consideration given over the fair value of net assets received are amortized on a straight-line basis over 25 years.

        Selected historical financial data is provided for the Company, Gena, Body Drench, JDS, and KII. The historical financial information for Gena and Body Drench for each of the three years in the periods ending February 29, 1996 and December 31, 1995, respectively, was derived from their financial statements, which have been audited by Arthur Andersen LLP and appear elsewhere in this Report. The historical financial information for JDS for each of the three years in the period ended September 30, 1996 was derived from its financial statements which have been audited by Arthur Andersen LLP and appear elsewhere in this Report. The historical financial information for KII for the year ended December 31, 1995 was derived from their financial statements, which have been audited by Arthur Andersen LLP and appear elsewhere in this Report. The historical financial information for the Company as of December 31, 1996 and for the period November 27, 1996 (commencement of operations) to December 31, 1996 was derived from its financial Statements which have been audited by Arthur Andersen LLP and appear elsewhere in this Report. In addition the historical financial information for Gena, Body Drench, JDS, and KII for the periods March 1, 1996 to November 26, 1996; January 1, 1996 to November 26, 1996; October 1, 1996 to November 26, 1996; and January 1, 1996 to November 26, 1996, respectively, was derived from the financial statements of each acquired business, which have been audited by Arthur Andersen LLP and appear elsewhere in this Report. The historical financial information for earlier periods for Gena, Body Drench, JDS, and KII not specifically referenced above, was derived from each Acquisition's unaudited financial statements not included in this Report.

        The following selected financial data is qualified in its entirety by the more detailed information appearing in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this Report and the Financial Statements, including the Notes thereto, appearing elsewhere in this Report.

                      SELECTED HISTORICAL FINANCIAL DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


The Company                                   FOR THE PERIOD
                                             NOVEMBER 27, 1996
                                                    TO
                                             DECEMBER 31, 1996                                              DECEMBER 31, 1996
                                             -----------------                                              -----------------
STATEMENT OF OPERATIONS DATA                                            BALANCE SHEET DATA:
  STYLING TECHNOLOGY CORPORATION:                                         Working capital.................     $  4,457
  Net Sales..........................         1,083                       Total assets....................       32,234
  Gross profit.......................           512                       Long-Term debt, less current
  Selling, general, and                                                     portion.......................        2,316
    administrative expenses..........           737                       Total stockholders' equity......       25,317
  Loss from operations...............          (224)
  Net Loss...........................          (151)
  Loss per share.....................          (.04)



Acquired Businesses                                        YEARS ENDED FEBRUARY 28,                      FOR THE PERIOD
                                            -----------------------------------------------------       MARCH 1, 1996 TO
                                                                                                          NOVEMBER 26,
                                             1992       1993        1994        1995        1996              1996
                                            ------     ------      ------      ------      ------       ----------------
STATEMENT OF OPERATIONS
  DATA--GENA:
  Net sales ..........................      $5,906     $6,537      $6,426      $7,524      $8,384           $6,708
  Gross profit .......................       2,642      2,868       3,146       3,360       3,565            2,807
  Selling, general, and
    administrative expenses ..........       2,416      2,570       2,744       2,964       3,033            1,984
  Income from operations .............         226        298         402         396         532              824
  Net income .........................         180        204         278         232         317              529


                                                           YEARS ENDED DECEMBER 31,                      FOR THE PERIOD
                                            -----------------------------------------------------       JAN. 1, 1996 TO
                                                                                                          NOVEMBER 26,
                                             1991       1992        1993        1994        1995              1996
                                            ------     ------      ------      ------      ------       ---------------
STATEMENT OF OPERATIONS
  DATA -- BODY DRENCH:
  Net sales ..........................      $5,111     $6,234      $6,653      $11,138     $11,871          $9,643
  Gross profit .......................       2,567      2,667       2,614        4,796       5,444           3,776
  Selling, general, and
    administrative expenses ..........       1,827      2,285       2,055        4,076       4,883           4,005
  Income (loss) from operations ......         740        382         559          720         561            (229)
  Net income (loss)...................         740        382         328          446         294            (137)



                                                            YEARS ENDED SEPTEMBER 30,                   FOR THE PERIOD
                                            -----------------------------------------------------      OCT. 1, 1996 TO
                                                                                                         NOVEMBER 26,
                                             1992       1993        1994        1995        1996            1996
                                            ------     ------      ------      ------      ------      ---------------
STATEMENT OF OPERATIONS
  DATA -- JDS:
  Net sales ..........................      $3,819     $3,799      $3,578      $3,368      $3,114           $613
  Gross profit .......................       2,149      2,054       1,926       1,817       1,707            338
  Selling, general, and
    administrative expenses ..........       2,191      2,092       1,982       1,844       1,615            258
  Income (loss) from
    operations .......................         (42)       (38)        (56)        (26)         92             80
  Net income (loss) ..................         (20)       (29)        (16)          9          69             45

                                                            YEARS ENDED DECEMBER 31,                      FOR THE PERIOD
                                             -----------------------------------------------------       JAN. 1, 1996 TO
                                                                                                           NOVEMBER 26,
                                              1991       1992        1993        1994        1995              1996
                                             ------     ------      ------      ------      ------       ---------------
STATEMENT OF OPERATIONS DATA --
  KII:
  Net sales .........................            --         --      $102        $1,999      $1,558           $1,248
  Gross profit ......................            --         --        60         1,014         846              663
  Selling, general, and
    administrative expenses .........            --         --        87         1,040         891              591
  Income (loss) from operations......            --         --       (27)          (26)        (45)              72
  Net loss...........................            --         --       (32)         (104)       (135)              (2)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion has been divided into six sections: the first section presents the results of operations of the Company for the period November 27, 1996 to December 31, 1996. The next four sections contain a discussion of the historical results of operations for each of the four acquired businesses, and the last section contains a discussion on the Company's liquidity and capital resources. The information presented for the four acquired businesses is based on each company's fiscal year end and the period from the most recently completed fiscal year to November 26, 1996 (the closing date of the four acquisitions).

     Except for the historical information contained herein, the discussion in this Report contains or may contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, as well as those factors discussed under "Special Considerations" contained in Item 1 of this Report and elsewhere in this Report. Historical results are not necessarily indicative of trends in operating results for any future period.

     The Company was founded in June 1995 and began operations on November 26, 1996. The results of operations from November 27, 1996 to December 31, 1996, reflect consolidation costs associated with the acquisitions and are not indicative of results expected for 1997. Simultaneous with the consummation of the Company's intial public offering, the Company acquired four professional salon product businesses that, on a combined basis, have a diversified line of well-established, brand-name salon products. The acquisitions have been accounted for under the purchase method of accounting.


PERIOD FROM NOVEMBER 27, 1996 TO DECEMBER 31, 1996

         Net Sales

     Net sales amounted to $1.1 million for the period from November 27, 1996 to December 31, 1996. The level of sales during this period is not indicative of anticipated future sales levels or historical sales of the acquired businesses, as the Company's primary focus during this period was the consolidation of the four businesses, which impacted selling efforts at each of the Company's four divisions.

         Cost of Sales

     Cost of sales was $0.6 million for the period from November 27, 1996 to December 31, 1996. Cost of sales as a percentage of net sales was 52.7% for this period, which is consistent with the combined cost of sales as a percentage of net sales incurred by the acquired businesses, prior to the acquisitions. The Company anticipates using the opportunities created by the four acquisitions to reduce cost of sales as a percentage of net sales in future periods by eliminating duplicative warehouse and distribution facilities as well as negotiating lower manufacturing and raw materials costs with suppliers.

         Gross Profit

     As a result of the foregoing, gross profit amounted to $0.5 million for the period from November 27, 1996 to December 31, 1996.

         Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses were $0.7 million for the period from November 27, 1996 to December 31, 1996, which is generally consistent with the level of selling, general, and administrative expenses incurred by the acquired businesses on a combined basis, prior to the acquisitions. During this period, the Company was focused primarily on the process of integrating the operations of the acquired businesses. Furthermore, the Company expects to achieve reduced selling, general, and administrative costs in future periods through the combination of facilities and the elimination of duplicative administrative personnel, partially offset by additional administrative costs related to operating as a public company.

         Net Loss

     Net loss for the Company was $0.2 million for the period from November 27, 1996 to December 31, 1996.

RESULTS OF OPERATIONS - GENA

PERIOD FROM MARCH 1, 1996 TO NOVEMBER 26, 1996

         Net Sales

     Net sales amounted to $6.7 million for the period from March 1, 1996 to November 26, 1996. Annualized net sales for this period were approximately $8.9 million, which represents an increase of 6.6% as compared to $8.4 million recorded in the fiscal year ended February 29, 1996. The increase in net sales was primarily attributable to an increase in sales related to Gena's paraffin spa product line.

         Cost of Sales

     Cost of sales amounted to $3.9 million for the period from March 1, 1996 to November 26, 1996. Cost of sales as a percentage of net sales increased slightly, to 58.1% for the period from March 1, 1996 to November 26, 1996 as compared to 57.5% for the 12 months ended February 29, 1996. The increase in cost of sales as a percentage of net sales was primarily attributable to an increase certain material costs, partially offset by increased sales of Gena's paraffin spa line, which generates higher margins than Gena's other products.

         Gross Profit

     As a result of the foregoing, gross profit amounted to $2.8 million for the period from March 1, 1996 to November 26, 1996, which represents a decrease to 41.9% of net sales as compared to 42.5% of net sales for the fiscal year ended February 29, 1996.

         Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses were $2.0 million for the period from March 1, 1996 to November 26, 1996. Selling, general, and administrative expenses, as a percentage of net sales, decreased to 29.6% as compared to 36.2% for the 12 months ended February 29, 1996. The decrease in selling, general, and administrative expenses was primarily attributable to reduced shareholder compensation for the period March 1, 1996 to November 26, 1996, in connection with the sale of Gena to the Company.

         Net Income

     Net income for the Company was $0.5 million for the period from March 1, 1996 to November 26, 1996.

TWELVE MONTHS ENDED FEBRUARY 29, 1996 COMPARED TO TWELVE MONTHS ENDED FEBRUARY 28, 1995

         Net Sales

     Net sales increased 11.4% to $8.4 million in the 12 months ended February 29, 1996, from $7.5 million in the 12 months ended February 28, 1995. The increase in net sales was attributable to growth in sales of existing products, which consisted primarily of increased acceptance of the paraffin spa product line that was introduced in February 1993 and the continued sales growth of the MRX product line that was acquired in September 1994.

         Cost of Sales

     Cost of sales, as a percentage of net sales, increased to 57.5% in the 12 months ended February 29, 1996, as compared with 55.3% in the 12 months ended February 28, 1995. The increase was attributable to additional costs incurred to produce the new paraffin spa equipment, which was a higher cost of sales, as a percentage of net sales, at approximately 64.0%. Additionally, cost of sales, as a percentage of net sales, on the new MRX product line, introduced in September 1994, was approximately 60.0%, which was also higher than Gena's other product lines.

         Gross Profit

     As a result of the foregoing, gross profit increased 6.1% to $3.6 million in the 12 months ended February 29, 1996 from $3.4 million in the 12 months ended February 28, 1995.

         Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses remained relatively constant at $3.0 million in the 12 months ended February 29, 1996 and 1995. The slight increase in selling, general, and administrative expenses was attributable to an increase in selling and promotional costs primarily related to increased sales of the paraffin spa product. Additionally, Gena was offering greater promotional incentives to generate additional sales resulting in increased selling costs. The above increases were partially offset by reduced travel expenses and smaller management bonuses than had been paid in the previous period.

         Net Income

     Net income increased 36.6% to $0.3 million in the 12 months ended February 29, 1996 from $0.2 million in the 12 months ended February 28, 1995.

TWELVE MONTHS ENDED FEBRUARY 28, 1995 COMPARED TO TWELVE MONTHS ENDED FEBRUARY 28, 1994

         Net Sales

     Net sales increased 17.1% to $7.5 million in the 12 months ended February 28, 1995 from $6.4 million in the 12 months ended February 28, 1994. The increase was primarily a result of increased sales of Gena's paraffin spa product line, which had been introduced in February 1993, and the acquisition of Design Classic(TM) in February 1994, a manufacturer of fiberglass nail products. Gena also acquired the MRX product line, an all-purpose antiseptic and hydrating lotion, in September 1994 and began to ship substantial quantities in fiscal 1995. Total sales related to the Design Classic and MRX product lines were approximately $1.0 million in 1995.

         Cost of Sales

     Cost of sales, as a percentage of net sales, increased to 55.3% in the 12 months ended February 28, 1995 as compared with 51.0% in the 12 months ended February 28, 1994, as a result of additional labor, machine retooling and material costs incurred to produce the new paraffin spa product, which has lower gross margins than Gena's other products. In addition, Gena incurred certain one-time packaging and other costs to integrate their newly acquired Design Classic product line. Gena also experienced an increase in certain raw materials costs.

         Gross Profit

     As a result of the foregoing, gross profit increased 6.8% to $3.4 million in the 12 months ended February 28, 1995 from $3.1 million in the 12 months ended February 28, 1994.

         Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses increased 8.0% to $3.0 million in the 12 months ended February 28,1995 from $2.7 million in the 12 months ended February 28,1994, as a result of the increase in selling and promotional costs related to the introduction and promotion of the paraffin spa product line. In addition, Gena incurred an increase in costs related to the acquisition of Design Classic, which includes amortization of intangible assets, and increased personnel costs required to support the new product.

         Net Income

     Net income decreased 16.5% to $0.2 million in the 12 months ended February 28, 1995 from $0.3 million in the 12 months ended February 28, 1994.

RESULTS OF OPERATIONS - BODY DRENCH

PERIOD FROM JANUARY 1, 1996 TO NOVEMBER 26, 1996

         Net Sales

     Net sales amounted to $9.6 million for the period from January 1, 1996 to November 26, 1996. Annualized net sales for the period were $10.5 million, which decreased 11.3% as compared to the net sales of $11.9 million recorded in fiscal year ended December 31, 1995. The decrease in net sales was attributable to difficulty in obtaining inventory from third party manufacturers, due to cash flow difficulties experienced by Body Drench's parent company. Such difficulties caused Body Drench to be unable to fulfill certain sales orders due to its inability to deliver products to customers in time for the Spring 1996 tanning season. In addition, sales of the Contemporary product line, which was introduced in October 1994, declined during 1996, but was partially offset by the increased sales of its new tanning product releases: Tan FX, Tan EX, and increased sales of the Company's line of moisturizing lotion products.

         Cost of Sales

     Cost of sales amounted to 5.9 million for the period January 1, 1996 to November 26, 1996.

     Cost of sales as a percentage of net sales increased to 60.8% for the period from January 1, 1996 to November 26, 1996 as compared to 54.1% for the 12 months ended December 31, 1995. The increase in cost of sales was primarily attributable to a reduction in selling prices for certain products, as well as increased cash discounts for certain customers in an effort to maximize cash collections, related to the cash flow difficulties experienced by Body Drench's parent company.

         Gross Profit

     As a result of the foregoing, gross profit amounted to $3.8 million for the period from January 1, 1996 to November 26, 1996.

         Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses were $4.0 million for the period from January 1, 1996 to November 26, 1996. Selling, general, and administrative expenses, as a percentage of net sales, remained relatively unchanged at 41.5% for the period January 1, 1996 to November 26, 1996, as compared to 41.1% for the 12 months ended December 31, 1995.

         Net Loss

     As a result of the foregoing, Body Drench incurred a net loss amounting to $137,000 for the period from January 1, 1996 to November 26, 1996.

TWELVE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1994

         Net Sales

     Net sales in 1995 increased 6.6% to $11.9 million compared to $11.1 million in 1994. The increase in net sales was due to the release of the new Contemporary product line introduced in October 1994. During 1995, Body Drench realized a full year of Contemporary sales as compared to only a partial year in 1994. The increase in net sales was also impacted by the release of the Tan FX and Tan EX products, and the Contemporary products introduced in the fourth quarter of 1994.

         Cost of Sales

     Cost of sales, as a percentage of net sales, decreased to 54.1% for the 12 months ended December 31, 1995, as compared with 56.9% for the 12 months ended December 31, 1994. This decrease was due primarily to the introduction of the Contemporary product line in October 1994, which carried a lower raw material cost in relation to net sales as compared to products sold during 1995.

         Gross Profit

     As a result of the foregoing, gross profit increased 13.5% to $5.4 million in the 12 months ended December 31, 1995 from $4.8 million in the 12 months ended December 31, 1994.

         Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses increased 19.8% to $4.9 million in 1995 compared to $4.1 million in 1994. The increase was attributable to the continued increase of shipping costs in proportion to sales levels due to the growing number of backorders from the Contemporary product line. Backorders resulted primarily from the Body Drench's inability to produce sufficient product to meet customer orders due to cash flow shortages at DBN and Body Drench. Additionally, advertising expense increased by approximately 1.0% of net sales as a result of the heavy promotional efforts in various magazines, catalogs and brochures with the release of the new Contemporary product line. Body Drench also incurred higher personnel costs through the addition of several marketing and sales professionals.

         Net Income

     Net income decreased 34.1% to $0.3 million in the 12 months ended December 31, 1995 compared to $0.4 million in the 12 months ended December 31, 1994.

TWELVE MONTHS ENDED DECEMBER 31, 1994 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1993

         Net Sales

     Net sales increased 67.4% to $11.1 million in the 12 months ended December 31, 1994 compared to $6.7 million in the 12 months ended December 31, 1993. The increase in net sales was attributable to management's decision to expand the distribution network to include several beauty supply distributors. This expansion of distribution channels included establishing a dedicated sales force to promote Body Drench's products to the tanning and beauty industry. In addition, Body Drench introduced the Contemporary product line in October 1994.

         Cost of Sales

     Cost of sales, as a percentage of net sales, decreased to 56.9% for the 12 months ended December 31, 1994, as compared with 60.7% for the 12 months ended December 31, 1993. This decrease was due primarily to lower purchasing costs as a result of the higher volume of purchases during 1994. In addition, Body Drench incurred lower overhead and labor costs as a percentage of revenues, as a result of increased production efficiencies due to higher utilization of pre-packaged, ready to ship products.

         Gross Profit

     As a result of the foregoing, gross profit increased 83.5% to $4.8 million in the 12 months ended December 31, 1994 from $2.6 million in the 12 months ended December 31, 1993.

         Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses increased 98.3% to $4.1 million in 1994 compared to $2.1 million in 1993. The increase in selling, general, and administrative expenses related to additional sales and administrative positions to support the corresponding increase in sales. In addition, Body Drench incurred significant upfront costs of promotional literature, including new catalogs, brochures and price sheets, related to the introduction of the Contemporary product line introduced in October 1994. Body Drench also incurred a higher level of freight charges in proportion to sales levels due to significant number of backorders, resulting from inventory shortages, which caused additional shipment costs to customers.

         Net Income

     Net income increased 36.0% to $ 0.4 million in 1994 compared to $ 0.3 million in 1993.

RESULTS OF OPERATIONS - JDS

PERIOD FROM OCTOBER 1, 1996 TO NOVEMBER 26, 1996

         Net Sales

     Net sales amounted to $0.6 million for the period from October 1, 1996 to November 26, 1996.

         Cost of Sales

     Cost of sales amounted to $0.3 million for the period from October 1, 1996 to November 26, 1996. Cost of sales, as a percentage of net sales, remained relatively constant at 44.9% for the period October 1, 1996 to November 26, 1996 as compared to 45.2% for the 12 months ended September 30, 1996.

         Gross Profit

     As a result of the foregoing, gross profit amounted to $0.3 million for the period from October 1, 1996 to November 26, 1996.

         Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses were $0.3 million for the period from October 1, 1996 to November 26, 1996. Selling, general, and administrative expenses, as a percentage of net sales, decreased to 42.0% as compared to 51.8% for the 12 months ended September 30, 1996. The decrease in selling, general, and administrative expenses as a percentage of net sales was primarily attributable to reduced shareholders' compensation for the period October 1, 1996 to November 26, 1996, in connection with the sale of JDS to the Company.

         Net Income

     As a result of the foregoing, net income for the Company was approximately $45,000 for the period October 1, 1996 to November 26, 1996.

TWELVE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO TWELVE MONTHS ENDED SEPTEMBER 30, 1995

         Net Sales

     Net sales decreased 7.5% to $3.1 million in the 12 months ended September 30, 1996 compared to $3.4 million in the 12 months ended September 30, 1995. The decrease was caused primarily by a decline in its customer base as a result of the acquisition of several of JDS' customers by a large beauty supply company that is not a customer of JDS.

         Cost of Sales

     Cost of sales, as a percentage of net sales, for the 12 months ended September 30, 1996 decreased to 45.2%, as compared to 46.0% in the 12 months ended September 30, 1995. The decrease as a percentage of net sales is related primarily to the negotiation of more favorable pricing on its material costs with certain of its vendors.

         Gross Profit

     As a result of the foregoing, gross profit decreased 6.1% to 1.7 million in the 12 months ended September 30, 1996 compared to $1.8 million in the 12 months ended September 30, 1995.

         Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses decreased 12.4% to $1.6 million in the 12 months ended September 30, 1996 compared to $1.8 million in the 12 months ended September 30, 1995. The decrease resulted primarily from the elimination of warehouse personnel, as a result of JDS' efforts to reduce overhead costs.

         Net Income

     As a result of the foregoing, net income was approximately $69,000 in the 12 months ended September 30, 1996 as compared to approximately $9,000 in the 12 months ended September 30, 1995.

TWELVE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO TWELVE MONTHS
ENDED SEPTEMBER 30, 1994

         Net Sales

     Net sales decreased 5.9% to $3.4 million for the 12 months ended September 30, 1995, compared to $3.6 million for the 12 months ended September 30, 1994. The decrease was primarily a result of increased competition from several new products in the market that impacted JDS' market share.

         Cost of Sales

     Cost of sales, as a percentage of net sales, remained relatively constant at 46.0% in the 12 months ended September 30, 1995, as compared with 46.2% in the 12 months ended September 30, 1994. The decrease was a result of obtaining more favorable freight terms with its shipping contractors.

         Gross Profit

     As a result of the foregoing, gross profit decreased 5.6% to $1.8 million in the 12 months ended September 30, 1995 from $1.9 million in the 12 months ended September 30, 1994.

         Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses decreased 7.0% to $1.8 million for the 12 months ended September 30, 1995, compared to $2.0 million for the 12 months ended September 30, 1994. The decrease was primarily a result of a decrease in promotional costs, as no new products were introduced during 1995, and a decrease in management salaries resulting from an effort to reduce overhead costs.

         Net Income

     Net income was $8,574 in the 12 months ended September 30, 1995 compared to a net loss of $16,494 in the 12 months ended September 30, 1994.

RESULTS OF OPERATIONS - KII

PERIOD FROM JANUARY 1, 1996 TO NOVEMBER 26, 1996

         Net Sales

     Net sales amounted to $1.2 million for the period from January 1, 1996 to November 26, 1996. Annualized net sales for this period were $1.4 million, which represents a decrease of 12.6% as compared to $1.6 million of net sales recorded in the fiscal year ended December 31, 1995. The decrease in net sales was primarily attributable to a reduction in the customer base and decreased promotional efforts.

         Cost of Sales

     Cost of sales amounted to $0.6 million for the period January 1, 1996 to November 26, 1996. Cost of sales, as a percentage of net sales, remained relatively unchanged at 46.9% for the period from January 1, 1996 to November 26, 1996, as compared to 45.7% for the 12 months ended December 31, 1995.

         Gross Profit

     As a result of the foregoing, gross profit amounted to $0.6 million for the period from January 1, 1996 to November 26, 1996.

         Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses were $0.6 million for the period from January 1, 1996 to November 26, 1996. Selling, general, and administrative expenses, as a percentage of net sales, decreased to 47.3% for the period from January 1, 1996 to November 26, 1996, as compared to 57.2% for the 12 months ended December 31, 1995. The decrease in selling, general, and administrative expenses as a percentage of net sales was primarily attributable to a reduction in commission expenses related to the decrease in sales as well as lower promotional costs.

         Net Loss

     As a result of the foregoing, net loss for KII was approximately $2,000 for the period from January 1, 1996 to November 26, 1996.

TWELVE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO TWELVE MONTHS
ENDED DECEMBER 31, 1994

         Net Sales

     Net sales in the 12 months ended December 31, 1995 decreased 22.1% to $1.6 million compared to $2.0 million in the 12 months ended December 31, 1994. As part of its overall strategy, KII acquired a division of Redken in December 1993. During 1994, Redken reduced its customer base by 17 distributors, which had a direct impact on sales for KII.

         Cost of Sales

     Cost of sales, as a percentage of net sales, increased to 45.7% in the 12 months ended December 31, 1995 as compared with 49.3% in the 12 months ended December 31, 1994. The increase was primarily attributable to increased freight and duty costs associated with international purchases.

         Gross Profit

     As a result of the foregoing, gross profit decreased 16.6% to $0.8 million in the 12 months ended December 31, 1995 from $1.0 million in the 12 months ended December 31, 1994.

         Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses decreased 14.3% to $0.9 million in the 12 months ended December 31, 1995 compared to $1.0 million in the 12 months ended December 31, 1994. The decrease in selling, general, and administrative expenses was attributable to a decrease in salaries and commissions through the elimination of several sales positions.

         Net Loss

     Net loss increased to $135,000 in the 12 months ended December 31, 1995 from $72,000 in the 12 months ended December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

     On November 26, 1996, the Company completed an initial public offering of 3,115,852 shares of its common stock. Simultaneously with the consummation of the offering, the Company acquired in separate transactions four businesses that develop, produce, and market professional salon products. The working capital as of December 31, 1996 reflects the effect of the consummation of four acquisitions and the application of the net proceeds from the initial public offering.

     The acquired businesses consist of Gena, JDS, Body Drench, and KII. The Company acquired all of the outstanding stock of Gena and JDS and certain assets and liabilities of the Body Drench Division of DBN and KII. The purchase price of the acquired businesses, net of certain purchase price adjustments, was approximately $22.9 million. Approximately $20,800,000 of the purchase price was funded from the net proceeds of the offering, and approximately $2.1 million was attributable to seller carryback financing and the issuance of common stock to KII.

     Immediately following the purchase of the acquired businesses, the Company commenced operations on November 27, 1996. After such date, the Company began consolidating its operations, negotiated a new manufacturing agreement with a major supplier, met with major customers to discuss its new marketing plans, strengthened its distribution network, and established its infrastructure and organization for the future growth of existing operations and for future acquisitions.

     The Company plans to enhance the operating efficiencies of its combined operations as well as any business it acquires in the future by eliminating duplicative facilities, personnel, and functions. The Company is in the process of taking advantage of combined operations by utilizing its Duncanville, Texas facility to assemble and fill some of the products previously assembled and filled by the businesses acquired to date and to house warehouse and distribution activities rather than utilizing leased facilities. The Company also is integrating its sourcing and distribution capabilities to enable the Company to utilize its increased purchasing power to maximize cost savings, ensure the quality of its raw material and components, and achieve efficiencies in distribution. In addition, the Company is upgrading its management information systems to provide an integrated system for forecasting, production, inventory management, distribution, procurement, and accounting.

     The Company plans to coordinate the marketing efforts for its expanding product lines while maintaining their brand-name recognition and to leverage the well-established domestic and international distribution channels for certain product lines to distribute other product lines. Historically, separate distribution channels have been utilized for each of the Company's current product lines. Taking advantage of the Company's extensive but previously uncoordinated distribution network and its existing relationships with its wholesale distributors and professional supply outlets, the Company offers its distributors and outlets the opportunity to market additional product lines to their customers. The Company also plans to expand its marketing efforts through increased advertising programs and educational efforts directed to salon product distributors and salon professionals. The Company believes it is the only professional salon supplier that can provide (i) hair care products, (ii) natural nail care and nail enhancement products, (iii) body care products, including indoor and outdoor tanning products, moisturizers, and lotions, and
(iv) salon appliances and salonwear.

     The Company plans to pursue strategic acquisitions to capitalize on the substantial fragmentation and growth potential existing in the professional salon products market by acquiring professional salon product companies possessing complementary high-end professional products with well-recognized brand names. The Company intends to fund any acquisitions that it consummates through the use of remaining net proceeds, from the Company's initial public offering, bank financing, seller notes payable, and the issuance of Common Stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings. The availability of these capital sources will depend upon prevailing market conditions, interest rates, and the financial condition of the Company.

     The Company is currently headquartered in Duncanville, Texas. Operations of the Body Drench Division are located in Alexandria, Tennessee; Gena and JDS are located in Duncanville, Texas; and the SRC Division is located in Chatsworth, California. Beginning in 1997 the Company will incur costs to fully integrate all four companies on to one accounting system. The Company believes that its planned expenditures and operating requirements through the end of 1997 will be funded by operations. The Company will also seek to establish bank financing which, when combined with the Company's cash resources, will be utilized for additional acquisitions of beauty and cosmetic companies, in addition to the businesses acquired to date. There can be no assurance that the Company will be able to obtain financing at all, or on terms favorable to the Company. The Company may revise its plans in response to future changes in the beauty and cosmetic industry in general and the demand for its services in particular, its results of operations, its other capital requirements, and other relevant factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Reference is made to the Consolidated Financial Statements, the Notes thereto and Report of Independent Public Accountants thereon commencing at page F-1 of this Report, which Consolidated Financial Statements, Notes and Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.
                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10 is incorporated herein by reference to the information contained under the headings "Proposal to Elect Directors - Nominees" as set forth in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders. The information required by this Item relating to executive officers of the Company is included in "Business - Executive Officers and Key Employees" contained in Item 1 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by Item 11 relating to directors of the Company is incorporated herein by reference to the information under the heading "Director Compensation and Other Information" and the information relating to executive officers of the Company is incorporated herein by reference to the information under the heading

"Executive Compensation" as set forth in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 12 is incorporated herein by reference to the information under the heading "Security Ownership of Principal Stockholders, Directors and Officers" as set forth in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is incorporated herein by reference to the information under the heading "Certain Relationships and Related Transactions" as set forth in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   Exhibits

Exhibit No.                   Description of Exhibit
-----------                   ----------------------

1        Form of Underwriting Agreement(1)
3.1      Certificate of Incorporation of the Registrant(1)
3.2      Certificate of Amendment of Certificate of Incorporation(1)
3.3      Bylaws of the Registrant(1)
4.1      Specimen of Stock Certificate(1)
4.2      Specimen of Redeemable Common Stock Warrant(1)
10.1 Stock Purchase Agreement by and among Registrant and Donald N. Black, Howard Black, Barbara Black, Robert Black, Don Cottam, Jim Cottam and the Cottam Family Partnership, L.P. (shareholders) with respect to Gena Laboratories, Inc.(1)
10.2 Stock Purchase Agreement by and among Registrant and Jack Sperling and Gary Sperling (Shareholders) with respect to JDS Manufacturing Co., Inc.(1)
10.3 Asset Purchase Agreement by and among Registrant, Designs by Norvell, Inc. and Joy Norvell Martin (Stockholder) with respect to the Body Drench division of Designs by Norvell, Inc.(1)
10.4 Asset Purchase Agreement by and among Registrant, Kotchammer Investments, Inc. and the Hammer Family Living Trust, The Jones Family Trust and Gerald Kotch (Stockholders)(1)
10.5     Employment Agreement between Registrant and Sam L. Leopold(1)
10.6     Employment Agreement between Registrant and Thomas M. Clifford(1)
10.7     Employment Agreement between Registrant and David E. Ziegler(1)
10.8     Form of Employment Agreement between Registrant and Richard E.
         Norvell(1)
10.9     Form of Employment Agreement between Registrant and Gerald L. Kotch( 1)
10.10    Employment Agreement between Registrant and Donald L. Black(1)
10.11    1996 Stock Option Plan(1)
10.12    Stock Repurchase Agreement, as amended, between Registrant and Kenneth
         S. Bernstein(1)
10.13    Bridge Note(1)
10.15 Exclusive Manufacturing Agreement between the Registrant and Amole, Incorporated
11       Statement regarding computation of per share earnings
21       Subsidiaries of Registrant
27       Financial Data Schedule

(1) Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 333-12469) filed September 20, 1996 and declared effective November 12, 1996.

       (b)  Financial Statements filed as part of this report:

            Consolidated Financial Statements and Supplemental Schedules as listed in the Index to Consolidated Financial Statements on page F-1 of this report.

       (c)  Reports on Form 8-K:

            None.

       (d)  Financial Statement Schedules

            None.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   STYLING TECHNOLOGY CORPORATION


                                   By:   /s/ Sam L. Leopold
                                   ---------------------------------------------
                                   Sam L. Leopold, Chairman of the Board and
                                   Chief Executive Officer

                                                                  March 31, 1997

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                             DATE
---------                                -----                             ----


By /s/Sam L. Leopold           Chairman of the Board of Directors     March 31, 1997
   -----------------           and Chief Executive Officer
     Sam L. Leopold            (Principal Executive Officer)


By /s/Thomas M. Clifford       President and Director                 March 31, 1997
   ---------------------
     Thomas M. Clifford


By /s/David E. Ziegler         Chief Financial Officer,               March 31, 1997
   -------------------         Treasurer, and Secretary
     David E. Ziegler          (Principal Financial Officer)


By /s/James A. Brooks          Director                               April 3, 1997
   ------------------
     James A. Brooks


By /s/Peter W. Burg            Director                               April 1, 1997
  ------------------
     Peter W. Burg


By /s/Daniel Howell            Director                               March 31, 1997
   ----------------
     Daniel Howell


By /s/Sylvan Schefler          Director                               March 31, 1997
   ------------------
     Sylvan Schefler

                         INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                         ------
STYLING TECHNOLOGY CORPORATION

        Report of Independent Public Accountants ...................      F-3
        Consolidated Balance Sheets ................................      F-4
        Consolidated Statement of Operations .......................      F-5
        Consolidated Statement of Stockholders' Equity .............      F-6
        Consolidated Statement of Cash Flows .......................      F-7
        Notes to Financial Statements ..............................      F-8

GENA LABORATORIES, INC.

        Report of Independent Public Accountants ...................      F-20
        Balance Sheets .............................................      F-21
        Statements of Operations ...................................      F-22
        Statements of Stockholders' Equity .........................      F-23
        Statements of Cash Flows ...................................      F-24
        Notes to Financial Statements ..............................      F-25

BODY DRENCH (A DIVISION OF DESIGNS BY NORVELL, INC.)

        Report of Independent Public Accountants ...................      F-32
        Balance Sheets .............................................      F-33
        Statements of Operations ...................................      F-34
        Statements of Changes in Owners' Investment ................      F-35
        Statements of Cash Flows ...................................      F-36
        Notes to Financial Statements ..............................      F-37

JDS MANUFACTURING CO., INC.

        Report of Independent Public Accountants ...................      F-41
        Balance Sheets .............................................      F-42
        Statements of Operations ...................................      F-43
        Statements of Stockholders' Equity .........................      F-44
        Statements of Cash Flows ...................................      F-45
        Notes to Financial Statements ..............................      F-46

KOTCHAMMER INVESTMENTS, INC.

        Report of Independent Public Accountants ...................      F-50
        Balance Sheet ..............................................      F-51
        Statements of Operations ...................................      F-52
        Statements of Stockholders' Deficit ........................      F-53
        Statements of Cash Flows ...................................      F-54
        Notes to Financial Statements ..............................      F-55


                  STYLING TECHNOLOGY CORPORATION

                  FINANCIAL STATEMENTS
                  AS OF DECEMBER 31, 1995 and 1996
                  TOGETHER WITH REPORT OF
                  INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of Styling Technology Corporation:


We have audited the accompanying consolidated balance sheets of STYLING TECHNOLOGY CORPORATION (a Delaware corporation) as of December 31, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the period ended December 31, 1996, as discussed in Note 1. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Styling Technology Corporation as of December 31, 1995 and 1996 and the results of their operations and cash flows for the period ended December 31, 1996, in conformity with generally accepted accounting principles.




Phoenix, Arizona,
   March 21, 1997.

                         STYLING TECHNOLOGY CORPORATION


                           CONSOLIDATED BALANCE SHEETS


                                                                               December 31,   December 31,
                                                                                   1995           1996
                                                                               ------------   ------------

                                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                      $   200     $  4,491,302
   Accounts receivable, net of allowance for doubtful
     accounts of $427,426 at December 31, 1996                                       --          1,640,049
   Inventory                                                                         --          2,634,997
   Prepaid expenses and other current assets                                       66,202          292,177
                                                                                  -------     ------------

                  Total current assets                                             66,402        9,058,525
                                                                                  -------     ------------

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $11,011 at December 31, 1996                                      --          1,125,139

GOODWILL AND OTHER                                                                   --         22,050,720
                                                                                  -------     ------------

                  Total assets                                                    $66,402     $ 32,234,384
                                                                                  =======     ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                               $  --       $  2,999,909
   Accrued liabilities                                                             66,202        1,518,363
   Current portion of long-term debt                                                 --             82,994
                                                                                  -------     ------------

                  Total current liabilities                                        66,202        4,601,266
                                                                                  -------     ------------

LONG-TERM DEBT, less current portion                                                 --          2,316,004
                                                                                  -------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value, 1,000,000 shares authorized,
     no shares issued and outstanding                                                --               --
   Common stock, $.0001 par value, 10,000,000 shares authorized,
     1,615,702 shares issued and outstanding at December 31, 1995;
     4,756,554 shares issued and 3,948,703 shares outstanding at
     December 31, 1996                                                                162              476
   Additional paid-in capital                                                          38       27,455,571
   Retained deficit                                                                  --           (338,933)
   Treasury stock                                                                    --         (1,800,000)
                                                                                  -------     ------------

                  Total stockholders' equity                                          200       25,317,114
                                                                                  -------     ------------

                  Total liabilities and stockholders' equity                      $66,402     $ 32,234,384
                                                                                  =======     ============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                         STYLING TECHNOLOGY CORPORATION


                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                   For the Period
                                                                    November 27,
                                                                        1996
                                                                   (commencement
                                                                   of operations)
                                                                         to
                                                                    December 31,
                                                                        1996
                                                                   --------------
NET SALES                                                           $ 1,083,373

COST OF SALES                                                           571,231
                                                                    -----------

                  Gross profit                                          512,142

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                          736,567
                                                                    -----------

                  Loss from operations                                 (224,425)

OTHER INCOME                                                             22,619

INTEREST EXPENSE                                                        (21,409)
                                                                    -----------

Loss before benefit from income taxes                                  (223,215)

BENEFIT FROM INCOME TAXES                                               (72,250)
                                                                    -----------

Net loss                                                            $  (150,965)
                                                                    ===========


WEIGHTED AVERAGE SHARES OUTSTANDING                                   3,769,854
                                                                    ===========

NET LOSS PER SHARE                                                  $      (.04)
                                                                    ===========


               The accompanying notes are an integral part of this
                       consolidated financial statement.

                         STYLING TECHNOLOGY CORPORATION


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                            Common Stock
                                                      --------------------   Additional                                  Total
                                                        Shares      Common    Paid-in                    Retained    Stockholders'
                                                        Issued       Stock    Capital    Treasury Stock   Deficit       Equity
                                                      ----------    ------  -----------  --------------  ---------   -------------
BALANCE, June 30, 1995 (inception)                    $     --       $--    $      --     $      --      $    --

   Issuance of common stock                            1,615,702      162           38           --           --              200
                                                      ----------     ----   -----------   -----------    ---------   ------------

BALANCE, December 31, 1995                             1,615,702      162           38           --           --              200

   Issuance of common stock and warrants in
     Bridge financing                                     20,000        1       179,310          --       (187,968)        (8,657)

   Issuance of common stock and warrants in
     initial public offering, net of offering costs
     of $1,350,822                                     3,115,852      312    27,226,224          --           --       27,226,536

   Issuance of common stock in KII acquisition             5,000        1        49,999          --           --           50,000

   Purchase of 807,851 shares of treasury stock             --        --           --      (1,800,000)        --       (1,800,000)

   Net loss for the period from November 27, 1996
     (commencement of operations) to
     December 31, 1996                                      --        --           --                     (150,965)      (150,965)
                                                      ----------     ----   -----------   -----------    ---------   ------------

BALANCE, December 31, 1996                             4,756,554     $476   $27,455,571   $(1,800,000)   $(338,933)  $ 25,317,114
                                                      ==========     ====   ===========   ===========    =========   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         STYLING TECHNOLOGY CORPORATION


                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                      For the Period
                                                                       November 27,
                                                                           1996
                                                                       (commencement
                                                                       of operations)
                                                                            to
                                                                       December 31,
                                                                           1996
                                                                      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $   (150,965)
Adjustments to reconcile net loss to net cash used in
   operating activities-
     Depreciation and amortization                                          96,712
   Changes in assets and liabilities-
     Decrease in accounts receivable, net                                  531,552
     Increase in inventory                                                 (21,341)
     Increase in prepaid expenses and other assets                         (33,785)
     Decrease in accounts payable and accrued liabilities                 (788,124)
                                                                      ------------

                   Net cash used in operating activities                  (365,951)
                                                                      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Acquired Businesses, net of cash acquired               (20,522,915)
   Purchases of property and equipment                                     (46,056)
                                                                      ------------

                  Net cash used in investing activities                (20,568,971)
                                                                      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net of offering and
     acquisition costs                                                 27,226,224
   Purchase of treasury stock                                          (1,800,000)
                                                                      ------------

                  Net cash provided by financing activities            25,426,224
                                                                     ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                   4,491,302

CASH AND CASH EQUIVALENTS, beginning of period                                  -
                                                                     ------------
CASH AND CASH EQUIVALENTS, end of period                             $  4,491,302
                                                                     ============


               The accompanying notes are an integral part of this
                       consolidated financial statement.

                         STYLING TECHNOLOGY CORPORATION


                          NOTES TO FINANCIAL STATEMENTS




(1)   FORMATION OF THE COMPANY:

         ACQUISITIONS AND INITIAL PUBLIC OFFERING

Styling Technology Corporation (the Company) was formed in June 1995. From June 1995 through November 26, 1996, the Company conducted no operations and its only activities related to negotiating acquisitions and related financing. During November 1996, the Company completed an initial public offering (Offering) of 3,115,852 shares of its common stock. Simultaneously with the consummation of the Offering, the Company acquired in separate transactions four businesses that develop, produce, and market professional salon products (collectively, the Acquired Businesses).

The Company acquired all of the outstanding stock of Gena Laboratories, Inc.
(Gena) and JDS Manufacturing Co., Inc. (JDS) and certain assets and liabilities of the Body Drench Division of Designs by Norvell, Inc. (Body Drench) and Kotchammer Investments, Inc. (KII). The cost of the Acquired Businesses, including direct acquisition costs, was approximately $22,900,000. The combined purchase price was funded with approximately $20,800,000 in cash from the net proceeds of the Offering, and approximately $2,100,000 of seller carryback financing and issuance of common stock. The acquisitions were accounted for using the purchase method of accounting. The purchase price was allocated based on the fair market value of the assets and liabilities acquired. Approximately $5,200,000 was allocated to current assets, approximately $1,100,000 to property and equipment, approximately $5,000,000 to current liabilities, and approximately $300,000 to long-term debt. Approximately $21,900,000 of the purchase price represents costs in excess of fair values acquired, and was recorded as goodwill. The amounts of assets acquired and liabilities assumed were based on the preliminary fair values as of the date of the acquisitions, and may be revised at a later date.

Immediately following the purchase of the Acquired Businesses, the Company commenced operations on November 27, 1996. After the purchase, the Company began consolidating its operations, negotiated a new manufacturing agreement with a major supplier, met with major customers to discuss its new marketing plans, strengthened its distribution network, and established its infrastructure and organization for the future growth of existing operations and for future acquisitions.

         PRO FORMA RESULTS OF OPERATIONS

The following unaudited pro forma summary includes the combined results of operations of the Company and the Acquired Businesses as if the acquisitions had occurred at the beginning of 1996 after giving effect to certain pro forma adjustments permitted by the disclosure requirements of Accounting Principles Board Opinion No. 16, Business Combinations. These adjustments include only the effect of amortization of goodwill, interest expense that would have been incurred to finance a portion of the purchase of the Acquired Businesses and the estimated related income tax effects. The pro forma financial data is for informational purposes only, and is not necessarily indicative of the results of operations as they would have been had the transactions been effected on January 1, 1996, and is also not necessarily indicative of future operating results.

                                                                    Year Ended
                                                                   December 31,
                                                                       1996
                                                                   ------------
                                                                    (unaudited)
Net sales                                                          $ 22,982,000
Loss from operations                                                   (214,000)
Net loss                                                               (291,000)
Loss per share                                                             (.08)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Styling Technology Corporation (which includes the Body Drench and KII divisions) and the Gena and JDS subsidiaries. The Company is engaged in the business of developing, producing and marketing of high-end professional salon products. The Company's consolidated statements of operations and cash flows for the period November 27, 1996 to December 31, 1996, include the operations of the Styling Technology Corporation and the Acquired Businesses from the date of acquisition and commencement of operations. All material intercompany transactions have been eliminated in consolidation.

         CASH AND CASH EQUIVALENTS

All highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents.

         CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents in high quality institutions. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

A component of the Company's strategy includes providing production and distribution services to a major U.S. beauty distribution company. Sales to this customer as a percentage of total sales approximated 25% for the period November 27, 1996 to December 31, 1996. During 1996, this customer accounted for approximately 16% of the combined net sales of the Company and the Acquired Businesses. The significant amount of sales to a single customer results in certain concentrations of credit risk for the Company. The Company's total accounts receivable balance, including the accounts receivable of the Company's largest customers, is comprised of a large number of customers, located primarily in the United States and the United Kingdom.


         INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value. Reserves are established against inventory for excess, slow-moving and obsolete items and for items where the net realizable value is less than cost.

Inventory consist of the following:

                                                                     December 31,
                                                                         1996
                                                                     ------------
Raw materials and work-in-process                                     $1,324,508
Finished goods                                                         1,310,489
                                                                      ----------
                                                                      $2,634,997
                                                                      ==========

         PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciation on property and equipment is provided using the straight-line method over their estimated useful lives.

Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs, which do not improve assets or extend their useful lives are charged to expense as incurred.

         GOODWILL

Goodwill is the cost in excess of fair value of net tangible assets of acquired businesses and is amortized using the straight-line method over 25 years. At December 31, 1996, goodwill amounted to $21,831,211, net of accumulated amortization of $85,701. The Company continually evaluates whether events and circumstances have occurred subsequent to its acquisition that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, when factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the undiscounted future cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

         USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Final settlement amounts could differ from those estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments. The Company's financial instruments as defined by SFAS No. 107 include cash, accounts receivable, accounts payable and long-term debt. The estimated fair value amounts have been determined by the Company at December 31, 1996, using available market information and valuation methodologies described below. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short-term maturities of these instruments. The carrying amount of the long-term debt is estimated to approximate fair value as the actual interest rates are consistent with rates estimated to be currently available for debt with similar terms and remaining maturities.

         REVENUE RECOGNITION

The Company recognizes revenue from sales at the time product is shipped.

         OTHER INCOME

Other income consists primarily of interest earned from cash and cash equivalents.

         EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares and common share equivalents assumed outstanding during the year. For the period November 27,1996 to December 31, 1996, no common share equivalents were considered in the calculation of loss per share as their effect was antidilutive.

         ACCOUNTING PRONOUNCEMENTS NOT YET REQUIRED TO BE ADOPTED

In March 1997 the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share which modified the methods used to determine earnings per share. The new statement is effective for fiscal years ending after December 15, 1997, and may require restatement of prior years' earnings per share. The Company does not believe the adoption of the new statement will have a material impact on its per share results of operations.

(3)   PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                                                    December 31,
                                                                        1996
                                                                    ------------
Land                                                                $   150,000
Building and leasehold improvements                                     567,806
Machinery and equipment                                                 273,577
Furniture and fixtures                                                   64,533
Computers, vehicles and other                                            80,234
                                                                    -----------
                                                                      1,136,150
Less- Accumulated depreciation                                          (11,011)
                                                                    -----------
                                                                    $ 1,125,139
                                                                    ===========

(4)   LONG-TERM DEBT:

Long-term debt consists of the following at December 31, 1996:

     Note payable related to the acquisition of Gena.  Imputed
     interest at 10%, secured by 200,000 shares of contingently
     issuable common stock, maturing November 26, 1998                    $ 1,667,353

     Unsecured notes payable related to the acquisition of JDS, bearing interest from 8% to 10%, due quarterly, maturing
     November 26, 1998                                                        283,313

     Note payable related to the acquisition of KII, bearing
     interest at 10%, maturing May 26, 1999, secured by
     certain assets of the Company                                            139,140

     Note payable, bearing interest at 7%, maturing in 2003,
     secured by certain property                                              309,192
                                                                          -----------

                                                                          -----------
                                                                            2,398,998
     Less: current portion                                                    (82,994)
                                                                          -----------
                                                                          $ 2,316,004
                                                                          ===========

Aggregate future maturities of long-term debt are as follows at December 31, 1996:

  Maturity
  --------
    1997                                                             $    82,994
    1998                                                               2,044,667
    1999                                                                  69,541
    2000                                                                  45,976
    2001                                                                  50,414
    Thereafter                                                           105,406
                                                                     -----------
                                                                     $ 2,398,998
                                                                     ===========

During 1996, the Company obtained bridge loan financing (Bridge Note) to fund approximately $400,000 of deferred issuance and acquisition costs. The Bridge Note bore interest at an annual rate of 10% and was repaid upon the consummation of the Offering. In connection with the Bridge Note, the Company issued 20,000 shares of common stock to the holders upon the consummation of the Offering. The Company also issued two year warrants to purchase an equal amount of shares at an exercise price of $12.50. The Bridge Note was recorded based upon the proportionate fair value of consideration received, with the related financing cost recorded as a charge to accumulated deficit in the period prior to the commencement of operations.

(5)   STOCKHOLDERS' EQUITY:

In connection with the organization and initial capitalization of the Company in June 1995, the Company issued 1,615,702 shares of common stock for $200. In addition, in June 1995 the Company issued 161,571 options with an exercise price of $.10 per share to an officer of the Company, which approximated fair value at the time of issuance. The options become exercisable on June 29, 1999, but vesting may accelerate based on the Company meeting certain minimum earnings per share requirements in future periods, and Board of Directors' approval.

Prior to the Offering, the Company effected a 0.808-for-1 reverse stock split on all its outstanding common stock. As a result, all share amounts were adjusted to give effect to the split, including the option terms as discussed herein.

In October 1996, the Company entered into a Stock Repurchase Agreement with a founder, pursuant to which the founder agreed to sell 807,851 shares of Company's common stock to the Company for $1.8 million, payable upon consummation of the Offering. Accordingly, upon consummation of the Offering, the founder was no longer a stockholder of the Company.

In November 1996, the Company completed the Offering of 3,115,852 shares of its common stock with an issue price of $10.00 per share. During December the Company's underwriters exercised an over allotment option, resulting in the issuance of an additional 215,852 shares. Net proceeds from the Offering and over allotment option amounted to $27,226,224. In connection with the Offering, the Company issued 203,000 five year warrants to its underwriters with an exercise price of $12.00 per share.

During 1996, the Company adopted the 1996 Stock Option Plan (the Plan), which provides for the grant of incentive and nonqualified stock options to acquire common stock of the Company to key personnel, directors, consultants, and independent contractors. During 1996, the Company issued 87,707 shares of common stock under the Plan, at an exercise price equal to the Offering price.

The following pro forma disclosures of net loss are made assuming the Company had accounted for the stock options pursuant to the provision of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation.

                                                                  For the Period
                                                                    November 27,
                                                                        1996
                                                                  (commencement of
                                                                     operations)
                                                                         to
                                                                    December 31,
                                                                        1996
                                                                  --------------
As Reported                                                            $(.04)
                                                                       =====

Pro Forma                                                              $(.06)
                                                                       =====

The fair value of each option is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 1996; risk-free interest rates of 5.85% and expected lives of 3.8 years; and a volatility factor of 60%. The dividend yield assumed is zero.

A summary of the status of the Company's stock options at December 31, 1995 and 1996, changes during the years ended is presented in the following table:

                                               1995                      1996
                                       ---------------------     ---------------------
                                                    Weighted                  Weighted
                                                     Average                   Average
                                                    Exercise                  Exercise
                                       Options        Price      Options        Price
                                       -------      --------     -------      --------
Outstanding at beginning of period
  (June 30, 1995 and
  January 1, 1996)                        --         $--         161,571       $  .10
     Granted                           161,571         .10        87,707        10.00
     Exercised                            --          --            --           --
     Canceled                             --          --            --           --
                                       -------                   -------

Outstanding at end of year             161,571                   249,278
                                       =======                   =======

Exercisable at end of year                --                     18,177
                                       =======                   =======

Weighted average fair value
    per share of options granted       $  1.77                                 $ 5.65
                                       =======                                 ======


(6)   INCOME TAXES:

SFAS No. 109, Accounting for Income Taxes, requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

The provision for income taxes for the year ended December 31, 1996, consists of the following:

Current benefit                                                        $     --
Deferred benefit                                                        (72,250)
                                                                       --------
         Net deferred benefit for income taxes                         $(72,250)
                                                                       ========
Deferred tax asset
         Current:
            Tax effect of net operating loss carry forward               86,094
            Reserves and other accruals                                  84,331
            Other                                                        38,156
         Non Current:
            Reserves and accruals                                       251,199
                                                                       --------
Total deferred tax assets                                               459,780
                                                                       --------
Deferred tax liabilities
            Accelerated tax depreciation                                 16,835
                                                                       --------
Total deferred tax liabilities                                           16,835
                                                                       --------
Net deferred tax asset                                                  442,945
Valuation Allowance                                                    (251,199)
                                                                       --------
Adjusted net deferred tax asset                                         191,746
                                                                       ========


A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate is as follows:

Statutory federal rate                                                     (34)%
Effect of state taxes                                                       (6)
Nondeductible amortization of goodwill                                       8
Other                                                                       (1)
                                                                           ---
                                                                            33%
                                                                           ===

Net operating loss carryforwards for federal tax purposes totaled $86,094 at December 31, 1996, which expire in the year 2011.

(7)   RELATED PARTY INFORMATION

During 1996, certain founders advanced approximately $112,500 to the Company to fund various Offering and acquisition costs, all of which was repaid during the year.

A member of the Company's Board of Directors is an officer and shareholder of one of the underwriting firms that managed the Offering.

(8)   COMMITMENTS AND CONTINGENCIES:

      The Company is, and may in the future be, party to litigation arising in the ordinary course of its business. The Company does not consider any current claims to be material to its business, financial condition, or operating results.

In connection with the acquisition note payable to the former shareholders of Gena, the Company is required to maintain a $500,000 letter of credit with a bank. As of December 31, 1996, the Company maintains a 90-day interest bearing certificate of deposit at the bank as a condition to this letter of credit arrangement. The certificate of deposit is included in cash and cash equivalents in the accompanying consolidated balance sheet. This note is also secured by 200,000 shares of common stock, which would become issuable to the noteholders in the event of default.

The Company leases certain equipment and office and warehouse space under noncancelable operating leases. Rent expense related to these lease agreements totaled approximately $12,000 for the period November 27, 1996 (commencement of operations) to December 31, 1996.

Future lease payments under noncancelable operating leases are as follows:

              Years Ending
              December 31,
              ------------
                  1997                                      $  63,900
                  1998                                         57,300
                  1999                                         41,100
                  2000                                         41,100
                  2001                                         41,100
                  Thereafter                                  205,500
                                                            ---------
                                                            $ 450,000
                                                            =========

(9)   SUBSEQUENT EVENT:

During March 1996, the Company entered into an agreement to acquire the assets of the Utopia line of high-end tanning products from Creative Laboratories for approximately $350,000.

                  GENA LABORATORIES, INC.

                  FINANCIAL STATEMENTS
                  AS OF FEBRUARY 28, 1995 AND FEBRUARY 29, 1996
                  TOGETHER WITH REPORT OF
                  INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Styling Technology Corporation:


We have audited the accompanying balance sheets of GENA LABORATORIES, INC. as of February 28, 1995 and February 29, 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 29, 1996, and for the period March 1, 1996 to November 26, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gena Laboratories, Inc. as of February 28, 1995 and February 29, 1996, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 1996 and for the period March 1, 1996 to November 26, 1996, in conformity with generally accepted accounting principles.



Phoenix, Arizona,
   March 21, 1997.

                             GENA LABORATORIES, INC.


                                 BALANCE SHEETS

                                                             February 28,      February 29,
                                                                1995              1996
                                                             -----------       -----------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                 $   390,325       $   250,644
   Investments                                                    14,999            46,500
   Accounts receivable, net of allowance for doubtful
     accounts of $120,347 and $136,093, respectively             863,208           965,615
   Inventory                                                     965,335         1,213,688
   Deferred tax asset                                             99,055           131,790
                                                             -----------       -----------
                  Total current assets                         2,332,922         2,608,237
                                                             -----------       -----------
PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $392,026 and $471,771, respectively           884,638           830,093
DEFERRED TAX ASSET, net of current portion                            --            19,870
OTHER ASSETS                                                     346,866           256,770
                                                             -----------       -----------
                                                             $ 3,564,426       $ 3,714,970
                                                             ===========       ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                          $   391,381       $   382,926
   Accrued expenses                                              302,808           259,903
   Current portion of note payable to related parties             32,571            34,929
   Current portion of long-term debt                              96,056            95,248
                                                             -----------       -----------
                  Total current liabilities                      822,816           773,006
                                                             -----------       -----------
NOTE PAYABLE TO RELATED PARTIES, less current portion            342,464           307,358
                                                             -----------       -----------
LONG-TERM DEBT, net of current portion                           124,186            11,518
                                                             -----------       -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $5 par value, 2,000 shares authorized,
     issued and outstanding                                       10,000            10,000
   Additional paid-in capital                                     88,303            88,303
   Unrealized holding loss on investment                         (35,303)           (3,802)
   Retained earnings                                           2,211,960         2,528,587
                                                             -----------       -----------
                  Total stockholders' equity                   2,274,960         2,623,088
                                                             -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 3,564,426       $ 3,714,970
                                                             ===========       ===========

              The accompanying notes to financial statements are an
                     integral part of these balance sheets.

                             GENA LABORATORIES, INC.


                            STATEMENTS OF OPERATIONS

                                                                                    For the Period
                                              For the Years Ended                   March 1, 1996
                                -----------------------------------------------          to
                                February 28,     February 28,      February 29,      November 26,
                                   1994             1995               1996             1996
                                -----------      -----------       -----------       -----------
NET SALES                       $ 6,426,416      $ 7,523,751       $ 8,384,092       $ 6,707,727
COST OF SALES                     3,280,046        4,163,395         4,818,786         3,900,347
                                -----------      -----------       -----------       -----------
GROSS PROFIT                      3,146,370        3,360,356         3,565,306         2,807,380
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES        2,744,363        2,963,926         3,033,409         1,983,650
                                -----------      -----------       -----------       -----------
INCOME FROM OPERATIONS              402,007          396,430           531,897           823,730
OTHER INCOME AND
   (EXPENSE), net                    35,092          (35,282)          (30,480)            2,225
                                -----------      -----------       -----------       -----------
INCOME BEFORE PROVISION
   FOR INCOME TAXES                 437,099          361,148           501,417           825,955
PROVISION FOR INCOME
   TAXES                            158,613          129,606           184,790           297,344
                                -----------      -----------       -----------       -----------
NET INCOME                      $   278,486      $   231,542       $   316,627       $   528,611
                                ===========      ===========       ===========       ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                             GENA LABORATORIES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          Common Stock               Additional                           Total
                                                  ----------------------------        Paid-in          Retained        Stockholders'
                                                    Shares           Amount           Capital          Earnings          Equity
                                                  -----------      -----------      -----------      -----------       -----------
BALANCE AT FEBRUARY 28, 1993                            2,000      $    10,000      $    88,303      $ 1,687,828       $ 1,786,131
   Net income                                              --               --               --          278,486           278,486
   Net change in unrealized holding loss                   --               --               --            1,006             1,006
                                                  -----------      -----------      -----------      -----------       -----------
BALANCE AT FEBRUARY 28, 1994                            2,000           10,000           88,303        1,967,320         2,065,623
   Net income                                              --               --               --          231,542           231,542
   Net change in unrealized holding loss                   --               --               --          (22,205)          (22,205)
                                                  -----------      -----------      -----------      -----------       -----------
BALANCE AT FEBRUARY 28, 1995                             2000           10,000           88,303        2,176,657         2,274,960
   Net income                                              --               --               --          316,627           316,627
   Net change in unrealized holding loss                   --               --               --           31,501            31,501
                                                  -----------      -----------      -----------      -----------       -----------
BALANCE AT FEBRUARY 29, 1996                            2,000           10,000           88,303        2,524,785         2,623,088
     Net income for the period March 1, 1996
       to November 26, 1996                                --               --               --          528,611           528,611
     Distributions to stockholders                         --               --               --         (513,000)         (513,000)
                                                  -----------      -----------      -----------      -----------       -----------
BALANCE AT NOVEMBER 26, 1996                            2,000      $    10,000      $    88,303      $ 2,540,396       $ 2,638,699
                                                  ===========      ===========      ===========      ===========       ===========

                     The accompanying notes are an integral
                      part of these financial statements.

                             GENA LABORATORIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                                                      For the Period
                                                                                      For the Years Ended             March 1, 1996
                                                                           -----------------------------------------        to
                                                                           February 28,   February 28,  February 29,   November 26,
                                                                             1994           1995           1996            1996
                                                                           ---------      ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $ 278,486      $ 231,542      $ 316,627      $ 528,611
   Adjustments to reconcile net income to net
     cash used in operating activities-
       Depreciation and amortization                                         114,021        155,185        168,685         37,939
       Loss on sale of securities on fixed assets                                 --         32,513             --             --
       Decrease (increase) in accounts receivable                             38,647       (157,714)      (102,407)        90,671
       Decrease (increase) in inventory                                      (14,638)      (118,638)      (248,353)       (24,975)
       Decrease (increase) in other assets                                    80,863        (30,814)       (51,449)      (228,444)
       (Decrease) increase in accounts payable and accrued liabilities      (122,813)       210,426        (51,360)        14,157
                                                                           ---------      ---------      ---------      ---------
                  Net cash provided by (used in) operating activities        374,566        322,500         31,743        417,959
                                                                           ---------      ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                     (331,996)       (23,648)       (25,200)       (11,886)
   Cost incurred to acquire new businesses                                  (180,213)      (140,000)            --             --
   Proceeds from sale of investments                                              --             --             --         46,500
                                                                           ---------      ---------      ---------      ---------
                  Net cash provided by (used in) investing activities       (512,209)      (163,648)       (25,200)        34,614
                                                                           ---------      ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (payments of) long-term debt, net                         178,585       (136,668)      (146,224)      (137,098)
     Distributions to stockholders                                                --             --             --       (513,000)
                                                                           ---------      ---------      ---------      ---------
                  Net cash provided by (used in) financing activities        178,585       (136,668)      (146,224)      (650,098)
                                                                           ---------      ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH                                               40,942         22,184       (139,681)      (197,525)
CASH AND CASH EQUIVALENTS, beginning of period                               327,199        368,141        390,325        250,644
                                                                           ---------      ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                                   $ 368,141      $ 390,325      $ 250,644      $  53,119
                                                                           =========      =========      =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     Interest paid                                                         $   8,325      $  54,401      $  43,259      $  23,871
                                                                           =========      =========      =========      =========
     Income taxes paid                                                     $ 137,580      $ 127,609      $ 232,417      $ 195,860
                                                                           =========      =========      =========      =========
FIXED ASSETS AND NEW BUSINESSES ACQUIRED
   THROUGH FINANCING TRANSACTIONS                                          $ 528,449      $  24,911      $      --      $      --
                                                                           =========      =========      =========      =========

                     The accompanying notes are an integral
                      part of these financial statements.

                             GENA LABORATORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION AND BASIS OF PRESENTATION:

        ACQUISITION AND BASIS OF PRESENTATION

Effective November 26, 1996, shareholders of Gena Laboratories, Inc. (the Company) sold all of its outstanding stock to Styling Technology Corporation for consideration of approximately $9,700,000. These financial statements present the historical financial position and results of operations of the acquired business for periods prescribed by applicable rules of the Securities and Exchange Commission.

        ORGANIZATION AND NATURE OF OPERATIONS

The Company was incorporated in 1930 to manufacture nail care and personal care products. In 1979, the current owners purchased the Company and focused the operation on professional salon care with an emphasis on nail products. The Company is now a recognized quality manufacturer and distributor of professional beauty products worldwide, and offers an extensive line of nail, skin and hair care products as well as pedicure and other specialty beauty products and accessories. Principally, its products are sold through wholesale distributors of professional beauty products, hair and nail salons and professional beauty supply outlets worldwide.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        CASH AND CASH EQUIVALENTS

All highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents.

        INVESTMENTS

The Company considers all its investments as available for sale and accordingly, recognizes any unrealized holding gains and losses as a separate component of stockholders' equity, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

        INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value. Reserves are established against inventory for excess, slow-moving and obsolete items and for items where the net realizable value is less than cost.

Inventories consist of the following:

                                                    February 28,     February 29,
                                                       1995              1996
                                                    ----------        ----------
Raw materials and work-in-process                   $  675,735        $  849,582
Finished goods                                         289,600           364,106
                                                    ----------        ----------
                                                    $  965,335        $1,213,688
                                                    ==========        ==========

        PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets.

Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs, which do not improve assets or extend their useful lives are charged to expense as incurred. For the years ended February 28, 1994 and 1995, February 29, 1996, and for the period March 1, 1996 to November 26, 1996, maintenance and repair expenses charged to cost of operations were approximately $26,000, $47,000, $23,000 and $32,245, respectively.

        CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments in high credit quality institutions. Concentrations of credit risk with respect to trade receivables are described in Note 6. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

        FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair values due to the short-term maturities of these instruments. The carrying amount on the long-term debt is estimated to approximate fair value as the actual interest rates are consistent with rates estimated to be currently available for debt with similar terms and remaining maturities.

        REVENUE RECOGNITION

The Company recognizes revenue from sales at the time product is shipped.

        USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Final settlement amounts could differ from those estimates.

(3) OTHER ASSETS:

Other assets consist primarily of goodwill, which represents the excess of consideration paid over the fair market values of identifiable net assets acquired. The goodwill is being amortized on a straight-line basis over 25 years. The Company has also recorded other intangible assets, which include noncompete, consulting and trademark agreements, related to acquisitions of various beauty companies. Such assets are being amortized on a straight-line basis, over a period of 3 to 25 years. Accumulated amortization on such intangibles was $349,423 and $433,070 as of February 28, 1995 and February 29, 1996.

(4) PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                                 February 28,       February 29,
                                                    1995               1996
                                                 -----------        -----------
Land                                             $   150,000        $   150,000
Factory equipment                                    407,427            431,832
Computers                                             43,030             43,825
Furniture, fixtures and autos                        108,875            108,875
Building and leasehold improvements                  567,332            567,332
                                                 -----------        -----------
                                                   1,276,664          1,301,864
Less- Accumulated depreciation                      (392,026)          (471,771)
                                                 -----------        -----------
                                                 $   884,638        $   830,093
                                                 ===========        ===========

(5) LONG-TERM DEBT:

Long-term debt consists of the following:

                                                       February 28,   February 29,
                                                           1995           1996
                                                        ---------      ---------
Unsecured note payable, bearing interest at prime
(8.25% at February 29, 1996), unpaid balance due by
November 1996                                           $ 123,529      $  52,942

Various notes payable, bearing interest from 7.5%
to 8.0%, maturing through 1998                             96,713         53,824
                                                        ---------      ---------
                                                          220,242        106,766
Less: Current maturities                                  (96,056)       (95,248)
                                                        ---------      ---------
                                                        $ 124,186      $  11,518
                                                        =========      =========

In 1993, the Company entered into a $250,000 unsecured revolving line of credit, which bears interest at prime and matures July 1997. As of February 28, 1995 and February 29, 1996, the Company had not drawn on this facility.

Aggregate principal payments on long-term debt are as follows:

Year Ending
February 28,
------------
1997                                                                    $ 95,248
1998                                                                      11,518
                                                                        --------
                                                                        $106,766
                                                                        ========

(6) MAJOR CUSTOMERS:

The Company's strategy includes providing production and distribution services to a major U.S. beauty distribution company. Sales to this customer as a percentage of total sales approximated 31%, 28% and 28% for the years ended February 28, 1994, 1995 and February 29, 1996, respectively, and 34% for the period March 1, 1996 to November 26, 1996.

(7) INCOME TAXES:

The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. These differences result principally from the recognition of revenues and expenses using the cash basis of accounting and the use of different depreciation and amortization methods for income tax reporting.

The components of the income tax provision consist of the following:

                                                                                               For the Period
                                                                                               March 1, 1996
                                                       For the Years Ended                          to
                                          February 28,       February 28,      February 29,     November 26,
                                             1994                1995             1996              1996
                                        ---------------    ---------------   ----------------    -----------
Current:
   Federal                                $     134,927     $     139,468    $     208,499       $303,501
   State                                         18,699            19,329           28,896         42,054
                                          -------------     -------------    -------------       --------
                                                153,626           158,797          237,395        345,555
Deferred provision
   (benefit)                                      4,987           (29,191)         (52,605)       (48,211)
                                          -------------     -------------    -------------       --------
   Provision for
     income taxes                         $     158,613     $     129,606    $     184,790       $297,344
                                          =============     =============    =============       ========

The components of deferred taxes are as follows:

                                                      February 28,   February 29,
                                                         1995            1996
                                                       ---------      ---------
Deferred tax assets:
  Inventory reserve                                    $   6,707      $   8,376
  Uniform inventory cost capitalization                   50,233         62,739
  Capital losses in excess of capital gains                1,544         10,362
  Allowance for doubtful accounts                         44,492         50,314
  Amortization                                            15,773         38,586
                                                       ---------      ---------
             Total gross deferred tax assets             118,749        170,377
                                                       ---------      ---------
Deferred tax liabilities:
  Depreciation                                           (19,694)       (18,717)
                                                       ---------      ---------
             Total gross deferred tax liabilities        (19,694)       (18,717)
                                                       ---------      ---------
             Net deferred tax asset                    $  99,055      $ 151,660
                                                       =========      =========

The following is a reconciliation of income taxes provided at the federal statutory rate with income taxes recorded by the Company:

                                                                           For the Period
                                                                            March 1, 1996
                                                For the Years Ended              to
                                      February 28, February 28, February 29, November 26,
                                         1994         1995         1996         1996
                                       --------     --------     --------     --------
Tax provision at statutory rate        $148,614     $122,790     $170,482     $280,824
Expense of permanent
   differences resulting from
   the recognition of interest
   income and travel and
   entertainment expenses,
   and the effect of state taxes          9,999        6,816       14,308       16,520
                                       --------     --------     --------     --------
         Income tax provision          $158,613     $129,606     $184,790     $297,344
                                       ========     ========     ========     ========

(8) RELATED PARTY TRANSACTIONS:

In the fiscal year ended February 28, 1994, the Company purchased land and building amounting to $650,000, from a partnership (the Partnership) of which three of the four partners are shareholders of the Company. The sales price approximated the book value as recorded by the Partnership. Prior to the transaction the Company leased this real estate from the Partnership. The Company acquired the land and building using cash, and financed the remaining portion with a note due the Partnership. Interest and principal of $5,105 are payable monthly. The loan bears interest at 7%, and fully matures in 2003.

The total of the related party note payable is as follows:

                                                    February 28,     February 29,
                                                        1995            1996
                                                     ---------        ---------
Total shareholder note payable                       $ 375,035        $ 342,287
  Less:  Current maturities                            (32,571)         (34,929)
                                                     ---------        ---------
Shareholder note payable, net of current
  portion                                            $ 342,464        $ 307,358
                                                     =========        =========

Principal maturities related to this loan are as follows:

Year Ending
February 28,                                                              Total
------------                                                              -----
1997                                                                    $ 34,929
1998                                                                      37,454
1999                                                                      40,162
2000                                                                      43,065
2001                                                                      46,178
Thereafter                                                               140,499
                                                                        --------
                                                                        $342,287
                                                                        ========

The Company also entered into a lease with the Partnership in 1991, for approximately 10,000 square feet for storage and production purposes. Lease expense related to this space totaled approximately $83,049, $44,346, $51,346 and $ 58,993 for the years ended February 28, 1994 and 1995, February 29, 1996, and the period March 1, 1996 to November 26, 1996, respectively.

(9) COMMITMENTS AND CONTINGENCIES:

In the normal course of business, the Company is named as a defendant in various litigation matters. In management's opinion, the ultimate resolution of these matters will not have a material impact on the Company's financial statements.

Lease commitments related primarily to a warehouse space lease are as follows:

Year Ending
February 28,                                                              Total
------------                                                              -----
1997                                                                    $ 41,100
1998                                                                      41,100
1999                                                                      41,100
2000                                                                      41,100
2001                                                                      41,100
Thereafter                                                               202,500
                                                                        --------
                                                                        $408,000
                                                                        ========

                  BODY DRENCH
                  (A DIVISION OF DESIGNS BY NORVELL, INC.)

                  FINANCIAL STATEMENTS
                  AS OF DECEMBER 31, 1995 AND 1994
                  TOGETHER WITH REPORT OF
                  INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Styling Technology Corporation:


We have audited the accompanying balance sheets of BODY DRENCH (a Division of Designs by Norvell, Inc., a Tennessee corporation) as of December 31, 1994 and 1995, and the related statements of operations, changes in owner's investment and cash flows for each of the three years in the period ended December 31, 1995 and for the period January 1, 1996 to November 26, 1996. These financial statements are the responsibility of the Division's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Body Drench as of December 31, 1994 and 1995, and the results of its operations and its cash flows for each of the three years then ended and for the period January 1, 1996 to November 26, 1996, in conformity with generally accepted accounting principles.




Phoenix, Arizona,
   March 21, 1997.

                                   BODY DRENCH
                    (A DIVISION OF DESIGNS BY NORVELL, INC.)

                                 BALANCE SHEETS


                                                                         December 31,
                                                                  -------------------------
                                                                     1994           1995
                                                                  ----------     ----------
                                           ASSETS

CURRENT ASSETS:
   Accounts receivable, net of allowance
     for doubtful accounts of $89,841 and
     $58,242, respectively                                        $1,396,048     $1,234,966
   Inventories                                                     3,052,783      3,078,656
   Other current assets                                                5,152        150,713
                                                                  ----------     ----------
                  Total current assets                             4,453,983      4,464,335
                                                                  ----------     ----------

EQUIPMENT, net of accumulated
   depreciation of $245,424 and $297,176,
   respectively                                                      167,697        316,443
                                                                  ----------     ----------
                  Total assets                                    $4,621,680     $4,780,778
                                                                  ==========     ==========


                             LIABILITIES AND OWNER'S INVESTMENT

CURRENT LIABILITIES:
   Accounts payable                                               $2,550,654     $3,221,337
   Bank overdraft                                                    651,953        274,810
   Accrued expenses and other                                        296,546        257,813
                                                                  ----------     ----------
                  Total current liabilities                        3,499,153      3,753,960
                                                                  ----------     ----------

COMMITMENTS AND CONTINGENCIES (Note 5)

OWNER'S INVESTMENT                                                 1,122,527      1,026,818
                                                                  ----------     ----------
                  Total liabilities and owner's investment        $4,621,680     $4,780,778
                                                                  ==========     ==========


   The accompanying notes to the financial statements are an integral part of these balance sheets.

                                   BODY DRENCH
                    (A DIVISION OF DESIGNS BY NORVELL, INC.)

                            STATEMENTS OF OPERATIONS



                                                                          For the Period
                                                                         January 1, 1996
                                    Years ended December 31,                    to
                            ------------------------------------------     November 26,
                               1993            1994            1995            1996
                            ----------     -----------     -----------   ---------------
NET SALES                   $6,653,488     $11,138,369     $11,871,171     $ 9,642,980

COST OF SALES                4,039,843       6,342,770       6,426,775       5,867,104
                            ----------     -----------     -----------     -----------

GROSS PROFIT                 2,613,645       4,795,599       5,444,396       3,775,876

SELLING, GENERAL AND
   ADMINISTRATIVE
   EXPENSES                  2,054,919       4,075,756       4,883,265       4,004,728
                            ----------     -----------     -----------     -----------

INCOME FROM OPERATIONS         558,726         719,843         561,131        (228,852)
                            ----------     -----------     -----------     -----------

INTEREST EXPENSE                30,159            --            87,585            --
                            ----------     -----------     -----------     -----------

INCOME BEFORE PROVISION
   FOR INCOME TAXES            528,567         719,843         473,546        (228,852)

PROVISION (BENEFIT) FOR
   INCOME TAXES                200,855         273,540         179,947         (91,541)
                            ----------     -----------     -----------     -----------

NET INCOME (LOSS)           $  327,712     $   446,303     $   293,599     $  (137,311)
                            ==========     ===========     ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                                   BODY DRENCH
                    (A DIVISION OF DESIGNS BY NORVELL, INC.)


                   STATEMENTS OF CHANGES IN OWNERS' INVESTMENT



BALANCE, December 31, 1992                                          $  (127,491)
   Net income                                                           327,712
   Net payments to parent                                              (748,153)
                                                                    -----------

BALANCE, December 31, 1993                                             (547,932)
   Net income                                                           446,303
   Net receipts from parent                                           1,224,156
                                                                    -----------

BALANCE, December 31, 1994                                            1,122,527
   Net income                                                           293,599
   Net payments to parent                                              (389,308)
                                                                    -----------

BALANCE, December 31, 1995                                            1,026,818
   Net loss                                                            (137,311)
   Net payments to parent                                            (1,311,710)
                                                                    -----------
BALANCE, November 26, 1996                                          $  (422,203)
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

                                   BODY DRENCH
                    (A DIVISION OF DESIGNS BY NORVELL, INC.)

                            STATEMENTS OF CASH FLOWS

                                                                                                                    For the Period
                                                                                                                      January 1,
                                                                                     For the Years Ended                 1996
                                                                                         December 31,                     to
                                                                          --------------------------------------      November 26,
                                                                             1993            1994        1995            1996
                                                                          ---------      -----------    --------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $ 327,712      $   446,303    $ 293,599   $  (137,311)
   Adjustments to reconcile net income to net
     cash used in operating activities-
       Depreciation                                                          67,244           36,619       51,752        94,963
   Changes in operating assets and liabilities:
     Accounts receivable, net                                               (49,548)      (1,099,273)     161,082       274,164
     Inventories                                                           (224,184)      (2,024,887)     (25,873)
     Other, net                                                              (5,127)           2,084     (145,561)    1,167,937
     Accounts payable                                                       516,725          783,427      670,683       158,304
     Accrued expenses                                                       177,767           33,284      (38,733)     (258,849)
                                                                          ---------      -----------     --------   -----------

                  Net cash provided by (used in) operating activities       810,589       (1,822,443)     966,949     1,299,208
                                                                          ---------      -----------     --------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of  equipment                                                  (62,436)         (53,666)    (200,498)      (12,502)
                                                                          ---------      -----------     --------   -----------

                  Net cash provided by (used in) investing activities       (62,436)         (53,666)    (200,498)      (12,502)
                                                                          ---------      -----------     --------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Bank overdraft                                                            --            651,953     (377,143)       25,004
     Net payments to/receipts from parent                                  (748,153)       1,224,156     (389,308)   (1,311,710)
                                                                          ---------      -----------     --------   -----------

                  Net cash provided by (used in) financing activities      (748,153)       1,876,109     (766,451)   (1,286,706)
                                                                          ---------      -----------     --------   -----------

NET CHANGE IN CASH                                                             --               --             --            --
                                                                          ---------      -----------     --------   -----------

CASH, beginning of period                                                      --               --             --            --
                                                                          ---------      -----------     --------   -----------

CASH, end of period                                                       $    --        $      --       $     --   $        --
                                                                          =========      ===========     ========   ===========

   The accompanying notes are an integral part of these financial statements.

                                   BODY DRENCH
                    (A DIVISION OF DESIGNS BY NORVELL, INC.)


                          NOTES TO FINANCIAL STATEMENTS



(1)   ORGANIZATION AND BASIS OF PRESENTATION:

         ACQUISITION AND BASIS OF PRESENTATION

Effective November 26, 1996, Designs by Norvell, Inc. (Norvell) sold the assets of its Body Drench Division (the Division) to Styling Technology Corporation
(STC) for consideration of approximately $7,900,000. These financial statements present the historical financial position and results of operations of the acquired business for periods prescribed by applicable rules of the Securities and Exchange Commission.

The accompanying financial statements represent the accounts of the Division pursuant to the terms of the Asset Purchase Agreement between STC and Norvell. In addition, interest expense included in the statements of operations represents allocations of parent company interest, as calculated by Norvell.

         NATURE AND SEASONALITY OF OPERATIONS

The Division is engaged in the manufacture and distribution of skin care, sun care and body care products. Their products are sold to professional hair and tanning salons, health clubs, beauty supply outlets and retail product based salons, both domestic and international.

The Division's revenues are seasonal in nature, with the first six months of the year having the majority of the volume.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of receivables, accounts payable and accrued expenses approximate fair values due to the short-term maturities of these instruments.

         CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Division to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the number of customers comprising the Division's customer base. The Division establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

         USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Final settlement amounts could differ from those estimates.

         REVENUE RECOGNITION

The Division recognizes revenue from sales at the time product is shipped.

         EQUIPMENT

Equipment is recorded at cost and depreciation on equipment is provided using the straight-line method over the estimated useful lives of the related assets.

Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs, which do not improve assets or extend their useful lives are charged to expense as incurred. For the three years ended December 31, 1995 and for the period January 1, 1996 to November 26, 1996, maintenance and repair expenses charged to cost of operations were approximately $25,978, $26,117, $30,498 and $6,021, respectively.

         INVENTORY

Inventory is valued at the lower of cost or market. Cost is determined using the first-in, first-out method.

The components of inventories are summarized as follows:

                                                      1994               1995
                                                   ----------         ----------
Raw materials and work-in-process                  $1,675,601         $1,583,372
Finished goods                                      1,377,182          1,495,284
                                                   ----------         ----------
                                                   $3,052,783         $3,078,656
                                                   ==========         ==========

(3)   PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                                      1994               1995
                                                   ---------          ---------
Factory equipment                                  $ 134,880          $ 178,405
Computer equipment                                   243,647            394,026
Furniture and fixtures                                34,594             41,188
                                                   ---------          ---------
                                                     413,121            613,619
Less- Accumulated depreciation                      (245,424)          (297,176)
                                                   ---------          ---------
                                                   $ 167,697          $ 316,443
                                                   =========          =========

(4)   INCOME TAXES:

The Division accounts for income taxes using Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires the recording of deferred tax assets and liabilities based on differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. In accordance with SFAS 109, the Division has recorded a provision for income taxes separately from Norvell.

(5)   COMMITMENTS AND CONTINGENCIES:

         LEASES

The Division leases certain facilities and equipment under operating lease agreements.

Future minimum payments under noncancelable operating leases with terms in excess of one year are as follows:

     December 31,
     ------------
     1996                                                          $ 79,455
     1997                                                            50,423
     1998                                                            41,067
     1999                                                             2,333

Rental expense under such operating leases was $52,163, $101,217, $238,746 and $188,761, for the three years ended December 31, 1995, and for the period January 1, 1996 to November 26, 1996, respectively.

The Division is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, the Division's potential exposure under the pending proceedings is adequately provided for in the accompanying financial statements.

(6)   SIGNIFICANT VENDORS:

Two vendors accounted for 69.3%, 67.4%, 53.0% and 53.0% of the Division's total raw materials purchases from vendors for the years ended December 31, 1993, 1994, 1995 and for the period January 1, 1996 to November 26, 1996, respectively. Management does not believe that the loss of these vendors would significantly impact the Division's operations.

                        JDS MANUFACTURING CO., INC.

                        FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 1995 AND 1996
                        TOGETHER WITH REPORT OF
                        INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors of
Styling Technology Corporation:


We have audited the accompanying balance sheets of JDS MANUFACTURING CO., INC. (a California corporation) as of September 30, 1995 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996 and for the period October 1, 1996 to November 26, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JDS Manufacturing Co., Inc. as of September 30, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996 and for the period October 1, 1996 to November 26, 1996, in conformity with generally accepted accounting principles.




Phoenix, Arizona,
   March 21, 1997.

                           JDS MANUFACTURING CO., INC.


                                 BALANCE SHEETS



                                                   September 30,  September 30,
                                                       1995           1996
                                                   -------------  -------------

                                     ASSETS
CURRENT ASSETS:
   Cash                                               $ 57,397       $ 85,260
   Accounts receivable, net of allowance for
     doubtful accounts of $10,000, and $15,000,
     respectively                                      329,965        313,405
   Inventory                                           264,347        209,140
   Prepaid expenses                                     11,861          4,716
                                                      --------       --------
                  Total current assets                 663,570        612,521
                                                      --------       --------

PROPERTY AND EQUIPMENT, net of
   accumulated depreciation of $100,031, and
   $114,660, respectively                               30,292         19,157

OTHER ASSETS                                           102,934        136,404
                                                      --------       --------
                                                      $796,796       $768,082
                                                      ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                   $196,309       $152,938
   Accrued expenses                                     53,740         81,411
                                                      --------       --------

       Total current liabilities                       250,049        234,349
                                                      --------       --------

NOTES PAYABLE TO RELATED PARTIES                       516,200        434,210
                                                      --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $10 par value, 10,000 shares
     authorized, 1,000 shares issued and
     outstanding                                        10,000         10,000
   Retained earnings                                    20,547         89,523
                                                      --------       --------

       Total stockholders' equity                       30,547         99,523
                                                      --------       --------
       Total liabilities and stockholders' equity     $796,796       $768,082
                                                      ========       ========

The accompanying notes to financial statements are an integral part of these balance sheets.

                           JDS MANUFACTURING CO., INC.


                            STATEMENTS OF OPERATIONS





                                                                                  For the Period
                                                                                  October 1, 1996
                                          For the Years Ended September 30,             to
                                       ----------------------------------------   November 26,
                                          1994           1995           1996          1996
                                       -----------    -----------    ----------   ---------------
SALES                                  $ 3,577,779    $ 3,367,599    $3,113,682     $613,142

COST OF SALES                            1,651,965      1,550,155     1,407,128      275,513
                                       -----------    -----------    ----------     --------

                  Gross profit           1,925,814      1,817,444     1,706,554      337,629

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES               1,981,928      1,843,871     1,614,505      257,784
                                       -----------    -----------    ----------     --------

                  Income (loss) from
                    operations             (56,114)       (26,427)       92,049       79,845

OTHER INCOME, net                           44,191         41,951        35,272        1,263
                                       -----------    -----------    ----------     --------

INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAXES                        (11,923)        15,524       127,321       81,108

PROVISION FOR INCOME TAXES                   4,571          6,950        58,345       35,688
                                       -----------    -----------    ----------     --------

NET INCOME (LOSS)                      $   (16,494)   $     8,574    $   68,976     $ 45,420
                                       ===========    ===========    ==========     ========

   The accompanying notes are an integral part of these financial statements.

                           JDS MANUFACTURING CO., INC.


                       STATEMENTS OF STOCKHOLDERS' EQUITY







                                             Common Stock
                                           ---------------   Retained
                                           Shares  Amount    Earnings       Total
                                           ------  -------   ---------    ---------
BALANCE, September 30, 1993                1,000   $10,000   $  28,467    $  38,467
   Net loss                                   --        --     (16,494)     (16,494)
                                           -----   -------   ---------    ---------
BALANCE, September 30, 1994                1,000    10,000      11,973       21,973
   Net income                                 --        --       8,574        8,574
                                           -----   -------   ---------    ---------
BALANCE, September 30,1995                 1,000    10,000      20,547       30,547
   Net income                                 --        --      68,976       68,976
                                           -----   -------   ---------    ---------
BALANCE, September 30, 1996                1,000    10,000      89,523       99,523
   Net income, for the period October 1,
     1996 to November 26, 1996                --        --      45,420       45,420
                                           -----   -------   ---------    ---------
BALANCE, November 26, 1996                 1,000   $10,000   $ 134,943    $ 144,943
                                           =====   =======   =========    =========


   The accompanying notes are an integral part of these financial statements.

                           JDS MANUFACTURING CO., INC.


                            STATEMENTS OF CASH FLOWS



                                                                                                             For the Period
                                                                                                             October 1, 1996
                                                                        For the Years Ended September 30,        to
                                                                        ---------------------------------    November 26,
                                                                          1994        1995        1996           1996
                                                                        --------    --------    ---------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                    $(16,494)   $  8,574    $  68,976    $  45,420
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities-
       Depreciation                                                       18,735      15,661       14,628        1,439
       Decrease (increase) in accounts receivable                         (4,438)     89,139       16,560     (172,645)
       Decrease (increase) in inventory                                   14,441     (34,089)      55,207       47,329
       Decrease (increase) in other assets                               (33,786)    (35,112)     (26,325)     (19,756)
       Increase (decrease) in accounts payable and
         accrued expenses                                                  4,263     (47,256)     (15,700)      57,480
                                                                        --------    --------    ---------    ---------

                  Net cash provided by (used in)
                    operating activities                                 (17,279)     (3,083)     113,346      (40,733)
                                                                        --------    --------    ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                  (10,582)     (8,203)      (3,493)      (1,912)
                                                                        --------    --------    ---------    ---------

                  Net cash used in investing activities                  (10,582)     (8,203)      (3,493)      (1,912)
                                                                        --------    --------    ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from (payments to) shareholder notes
     payable, net                                                         24,012      (5,692)     (81,990)     (14,748)
                                                                        --------    --------    ---------    ---------

                  Net cash provided by (used in) financing activities     24,012      (5,692)     (81,990)     (14,748)
                                                                        --------    --------    ---------    ---------

NET INCREASE (DECREASE) IN CASH                                           (3,849)    (16,978)      27,863      (57,393)

CASH, beginning of period                                                 78,224      74,375       57,397       85,260
                                                                        --------    --------    ---------    ---------

CASH, end of period                                                     $ 74,375    $ 57,397    $  85,260    $  27,867
                                                                        ========    ========    =========    =========



SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
     Interest paid                                                      $ 36,134    $ 35,589    $  39,030    $      --
                                                                        ========    ========    =========    =========

     Income taxes paid                                                  $  4,090    $  4,571    $   7,000    $  53,896
                                                                        ========    ========    =========    =========

EXCHANGE OF OTHER ASSET FOR REDUCTION IN
    SHAREHOLDER NOTES PAYABLE                                           $     --    $     --    $      --    $ 136,404
                                                                        ========    ========    =========    =========



   The accompanying notes are an integral part of these financial statements.

                           JDS MANUFACTURING CO., INC.


                          NOTES TO FINANCIAL STATEMENTS




(1) ORGANIZATION AND BASIS OF PRESENTATION:

         ACQUISITION AND BASIS OF PRESENTATION

Effective November 26, 1996, shareholders of JDS Manufacturing Co., Inc. (the Company) sold all of its outstanding stock to Styling Technology Corporation for consideration of approximately $4,400,000. These financial statements present the historical financial position and results of operations of the acquired business for periods prescribed by applicable rules of the Securities and Exchange Commission.

         ORGANIZATION AND NATURE OF OPERATIONS

The Company was incorporated in 1987. Since 1989, the Company has been a manufacturer and distributor of several extensive lines of high quality, brand-recognized nail enhancement application products and nail accessories. Its products are sold throughout the United States, principally to professional supply outlets, beauty distributors, professional nail salons and professional manicurists.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         CASH AND CASH EQUIVALENTS

All highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash, receivables, accounts payable and accrued expenses approximate fair values due to the short-term maturities of these instruments. The carrying amount on the long-term debt is estimated to approximate fair value as the actual interest rates are consistent with rates estimated to be currently available for debt with similar terms and remaining maturities.

         INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value. Reserves are established against inventory for excess, slow-moving and obsolete items and for items where the net realizable value is less than cost.

Inventories consist of the following:

                                                      September 30,  September 30,
                                                          1995           1996
                                                      -------------  -------------
     Raw material and work-in process                   $ 31,722        $ 25,097
     Finished goods                                      232,625         184,043
                                                        --------        --------
                                                        $264,347        $209,140
                                                        ========        ========

         PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciation on property and equipment is provided using the straight-line method over their estimated useful lives.

Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs, which do not improve assets or extend their useful lives, are charged to expense as incurred. For the years ended September 30, 1994, 1995, 1996 and for the period October 1, 1996 to November 26, 1996, maintenance and repair expenses charged to cost of operations were $5,452, $4,507, $2,509 and $598, respectively.

         CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments in high quality credit institutions. Concentrations of credit risk with respect to trade receivables are limited due to the number of customers comprising the Company's customer base. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

         REVENUE RECOGNITION

The Company recognizes revenue from sales at the time product is shipped.

         USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Final settlement amounts could differ from those estimates.

         RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 1996 presentation.

(3) PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                                  September 30,     September 30,
                                                       1995              1996
                                                  -------------     -------------
     Furniture and equipment                        $  98,490         $ 101,984
     Automobiles                                       13,976            13,976
     Leaseholds and other                              17,857            17,857
                                                    ---------         ---------
                                                      130,323           133,817
     Less: accumulated depreciation                  (100,031)         (114,660)
                                                    ---------         ---------
                                                    $  30,292         $  19,157
                                                    =========         =========

(4) NOTES PAYABLE TO RELATED PARTIES:

As of September 30, 1995 and 1996, the Company had notes payable due to its two principal shareholders of $516,200 and $434,210, respectively. These notes originated in October 1994, and bear interest at 8%. Loan advances and repayments are made at the shareholders' discretion, with the entire balance becoming due on September 30, 1997. As such, the entire balance is classified as long-term.

(5) INCOME TAXES:

The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. These differences, resulting principally from use of accelerated depreciation methods for income tax reporting, were not material at the balance sheet dates.

(6) COMMITMENTS AND CONTINGENCIES:

In the normal course of business, the Company is named as a defendant in various litigation matters. In management's opinion, the ultimate resolution of these matters will not have a material impact on the Company's financial statements.

Total future commitments for operating leases are $12,459 through September 30, 1997.

(7) SIGNIFICANT CUSTOMER:

The Company's strategy includes providing nail care and accessories to a major U.S. beauty distribution company. Sales to this customer as a percentage of total sales were approximately 11%, 14%, 26% and 26% for September 30, 1994, 1995, 1996 and for the period October 1, 1996 to November 26, 1996, respectively.

                         KOTCHAMMER INVESTMENTS, INC.

                         FINANCIAL STATEMENTS
                         AS OF DECEMBER 31, 1995
                         TOGETHER WITH REPORT OF
                         INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors of
Styling Technology Corporation:


We have audited the accompanying balance sheet of KOTCHAMMER INVESTMENTS, INC. (a California corporation) as of December 31, 1995, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1995, and for the period January 1, 1996 to November 26, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kotchammer Investments, Inc. as of December 31, 1995, and the results of its operations and its cash flows for the year ended December 31, 1995, and for the period January 1, 1996 to November 26, 1996, in conformity with generally accepted accounting principles.




Phoenix, Arizona,
   March 21, 1997.

                          KOTCHAMMER INVESTMENTS, INC.


                                  BALANCE SHEET


                                                                     December 31,
                                                                         1995
                                                                     ------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                          $  96,364
   Accounts receivable                                                  136,971
   Inventory, net                                                       403,730
   Prepaid expenses and other                                            21,799
                                                                      ---------
                  Total current assets                                  658,864
                                                                      ---------

PROPERTY AND EQUIPMENT, net                                              75,472

OTHER ASSETS                                                              1,026
                                                                      ---------
                                                                      $ 735,362
                                                                      =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES:
   Accounts payable                                                   $  14,015
   Accrued expenses                                                     121,183
   Line of credit                                                       215,000
   Current portion of notes payable to shareholders                     270,000
                                                                      ---------
                  Total current liabilities                             620,198
                                                                        -------
NOTES PAYABLE TO SHAREHOLDERS, net of current
   portion                                                              340,000
                                                                        -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Common stock, $20 par value, 2,500 shares authorized,
     2,500 shares issued and outstanding                                 50,000
   Retained deficit                                                    (274,836)
                                                                       --------
                   Total stockholders' deficit                         (224,836)
                                                                       --------
                  Total liabilities and stockholders' deficit         $ 735,362
                                                                      =========

The accompanying notes to financial statements are an integral part of this balance sheet.

                          KOTCHAMMER INVESTMENTS, INC.


                            STATEMENTS OF OPERATIONS


                                                                     For the Period
                                                      For the        January 1, 1996
                                                     Year Ended           to
                                                    December 31,     November 26,
                                                        1995            1996
                                                    ------------     ---------------
NET SALES                                           $ 1,557,709      $ 1,248,460

COST OF SALES                                           711,925          585,704
                                                    -----------      -----------

                  Gross profit                          845,784          662,756

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                             891,146          590,800
                                                    -----------      -----------

                  Income (loss) from operations         (45,362)          71,956

INTEREST EXPENSE AND OTHER, net                         (89,557)         (74,250)
                                                    -----------      -----------

NET LOSS                                            $  (134,919)     $    (2,294)
                                                    ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                          KOTCHAMMER INVESTMENTS, INC.


                       STATEMENTS OF STOCKHOLDERS' DEFICIT



                                  Common Stock                         Total
                               -----------------     Retained       Stockholders'
                               Shares    Amount      Earnings         Deficit
                               ------    -------     ---------      ------------
BALANCE, December 31, 1994     2,500     $50,000     $(139,917)     $ (89,917)
   Net loss                       --          --      (134,919)      (134,919)
                               -----     -------     ---------      ---------
BALANCE, December 31,1995      2,500      50,000      (274,836)      (224,836)
   Net loss                       --          --        (2,294)        (2,294)
                               -----     -------     ---------      ---------
BALANCE, November 26, 1996     2,500     $50,000     $(277,130)     $(227,130)
                               =====     =======     =========      =========


   The accompanying notes are an integral part of these financial statements.

                          KOTCHAMMER INVESTMENTS, INC.


                            STATEMENTS OF CASH FLOWS


                                                                          For the Period
                                                             For the      January 1, 1996
                                                            Year Ended           to
                                                           December 31,     November 26,
                                                              1995              1996
                                                           ------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $(134,919)     $  (2,294)
Adjustments to reconcile net loss to net cash used
   in operating activities-
     Depreciation                                              23,436         19,203
     Decrease (increase) in accounts receivable                43,004        (19,111)
     Decrease (increase) in inventory                         (45,278)        51,566
     Decrease in prepaids and other assets                     63,372          6,502
     Increase (decrease) in accounts payable and
       accrued liabilities                                    (43,234)        89,960
                                                            ---------      ---------
                  Net cash provided by (used in)
                    operating activities                      (93,619)       145,826
                                                            ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                       (17,215)            --
                                                            ---------      ---------
                  Net cash used in investing activities       (17,215)            --
                                                            ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from (payments to) shareholder notes
   payable, net                                               100,000             --
   Proceeds from (payments to) line of credit, net             (5,000)      (215,000)
                                                            ---------      ---------
                  Net cash (used in) provided by
                    financing activities                       95,000       (215,000)
                                                            ---------      ---------

NET DECREASE IN CASH                                          (15,834)       (69,174)

CASH, beginning of period                                     112,198         96,364
                                                            ---------      ---------

CASH, end of period                                         $  96,364      $  27,190
                                                            =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
      Interest paid                                         $  72,916      $      --
                                                            =========      =========

   The accompanying notes are an integral part of these financial statements.

                          KOTCHAMMER INVESTMENTS, INC.


                          NOTES TO FINANCIAL STATEMENTS


(1) ORGANIZATION AND BASIS OF PRESENTATION:

         ACQUISITION AND BASIS OF PRESENTATION

Effective November 26, 1996, shareholders of Kotchammer Investments, Inc. (the Company) sold its assets to Styling Technology Corporation for consideration of approximately $639,000. These financial statements present the historical financial position and results of operations of the acquired business for periods prescribed by applicable rules of the Securities and Exchange Commission.

         ORGANIZATION AND NATURE OF OPERATIONS

The Company was incorporated in December 1993 to acquire a division of Redken Laboratories, Inc. The Company distributes and markets professional salon appliances and salonwear. Its products are sold throughout the United States, principally to professional supply outlets, beauty distributors, and professional hair stylists.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         CASH AND CASH EQUIVALENTS

All highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash, receivables, accounts payable and accrued expenses approximate fair values due to the short-term maturities of these instruments. The carrying amount on the long-term debt is estimated to approximate fair value as the actual interest rates are consistent with rates estimated to be currently available for debt with similar terms and remaining maturities.

         INVENTORY

Inventory consists of finished goods and are valued at the lower of cost (first-in, first-out) or net realizable value. Reserves are established against inventory for excess, slow-moving and obsolete items and for items where the net realizable value is less than cost.

         PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciation on property and equipment is provided using the straight-line method over their estimated useful lives.

         CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments in high quality credit institutions. Concentrations of credit risk with respect to trade receivables are limited due to the number of customers comprising the Company's customer base.

         REVENUE RECOGNITION

The Company recognizes revenue from sales at the time product is shipped.

         USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Final settlement amounts could differ from those estimates.

(3) PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                                   Useful Life      1995
                                                   -----------   ---------
                  Machinery and equipment            5 years     $  76,803
                  Furniture and fixtures             7 years        22,458
                  Computer equipment                 5 years        16,652
                                                                 ---------
                                                                   115,913
                  Less- Accumulated depreciation                   (40,441)
                                                                 ---------
                                                                 $  75,472
                                                                 =========

(4) LINE OF CREDIT:

At December 31, 1995, the Company had a $220,000 line of credit with a bank which expired in August of 1996 and carried an interest rate of 9.75%. During 1996, the line of credit was repaid.

(5) NOTES PAYABLE TO SHAREHOLDERS:

Notes payable to shareholders consisted of the following:

                                                                                    December 31,
                                                                                        1995
                                                                                    ------------
     Note payable dated December 8, 1993, interest at a bank's reference rate plus 1.25% (11% at December 31, 1995),
     maturing January 15, 2004                                                       $ 120,000

     Note payable dated December 8, 1993, interest at a bank's reference rate plus 1.25% (11% at December 31, 1995),
     maturing January 15, 2004                                                         120,000

     Note payable dated December 8, 1993, interest at a bank's reference rate plus 1.25% (11% at December 31, 1995),
     maturing January 31, 2004                                                         270,000

     Note payable dated May 3, 1995, interest at a bank's reference rate plus
     1.25% (11% at December 31, 1995),
     maturing January 31, 2004                                                          70,000

     Note payable, dated June 5, 1995, interest at a bank's reference rate, plus
     1.25% (11% at December 31, 1995),
     maturing January 31, 2004                                                          30,000
                                                                                     ---------
                                                                                       610,000
     Less: current maturities                                                         (270,000)
                                                                                     ---------
                                                                                     $ 340,000
                                                                                     =========

As of December 31, 1995, one of the notes payable to shareholders was classified as current as a result of the Company incurring a technical default with a certain financial covenant.

(6) INCOME TAXES:

The Company has elected S Corporation status under Subchapter S of the Internal Revenue Code. This election results in substantially all U.S. federal taxable income being taxed to the stockholders. Accordingly, there is no provision for income taxes reflected in these financial statements for the year ended December 31, 1995, and for the period January 1, 1996 to November 26, 1996.

(7) COMMITMENTS AND CONTINGENCIES:

In the normal course of business, the Company is named as a defendant in various litigation matters. In management's opinion, the ultimate resolution of these matters will not have a material impact on the Company's financial statements.

Total future commitments for operating leases are $45,851 through July 1997. Rent expense incurred under operating leases was $35,363, and $26,173 for the year ended December 31, 1995 and for the period January 1, 1996 to November 26, 1996, respectively.