Form 10-Q
period 1997-03-31
STYLING TECHNOLOGY CORP
filed 1997-05-15
CIK 1022832

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                         Commission File Number 0-21703


                         STYLING TECHNOLOGY CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                          75-2665378
     -------------------------------                         ------------------
     (State or Other Jurisdiction of                          (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)


         1146 SOUTH CEDAR RIDGE
          DUNCANVILLE, TEXAS                                        75137
----------------------------------------                          ----------
(address of principal executive offices)                          (zip code)


                                 (972) 296-2887
              ----------------------------------------------------
              (registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]  No [ ]

The number of shares of the issuer's class of capital stock as of the latest practicable date, is as follows:

    3,948,703 shares of Common Stock, $.0001 par value, as of May 14, 1997.

                         STYLING TECHNOLOGY CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -
          December 31, 1996 and March 31, 1997 .............................  3

        Condensed Consolidated Statement of Operations -
          Three Months ended March 31, 1996 and Three Months
          ended March 31, 1997..............................................  4

        Condensed Consolidated Statement of Cash Flows - Predecessors -
          Three Months ended March 31, 1996.................................  5

        Condensed Consolidated Statement of Cash Flows -
          Three Months ended March 31, 1997.................................  6

        Notes to Condensed Consolidated Financial Statements................  7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................  8

PART II. OTHER INFORMATION.................................................. 11

ITEM 1. FINANCIAL STATEMENTS

                         STYLING TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996

                                                                                        March 31,
                                                                       December 31,       1997
                                                                           1996        (UNAUDITED)
                                                                       ------------    -----------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                            $  4,492,000   $  2,294,000
  Accounts receivable, net of allowance for doubtful
   accounts of $427,000 at December 31, 1996 and March 31, 1997           1,640,000      4,171,000
   Inventory                                                              2,635,000      3,378,000
   Prepaid expenses and other current assets                                292,000        435,000
                                                                       ------------   ------------

                 Total current assets                                     9,059,000     10,278,000
                                                                       ------------   ------------
PROPERTY AND EQUIPMENT, net of accumulated depreciation
 of $11,000 at December 31, 1996 and $42,000 at March 31, 1997            1,125,000      1,196,000

GOODWILL AND OTHER                                                       22,050,000     22,214,000
                                                                       ------------   ------------

                 Total assets                                          $ 32,234,000   $ 33,688,000
                                                                       ============   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                     $  3,000,000   $  2,838,000
  Accrued liabilities                                                     1,518,000      2,068,000
  Current portion of long-term debt                                          83,000        130,000
                                                                       ------------   ------------

                 Total current liabilities                                4,601,000      5,036,000
                                                                       ------------   ------------
LONG-TERM DEBT, less current portion                                      2,316,000      2,290,000
                                                                       ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value, 1,000,000
    shares authorized, no shares issued and outstanding                          --             --
  Common stock, $.0001 par value, 10,000,000 shares
    authorized, 4,756,554 shares issued and 3,948,703
    outstanding at December 31, 1996; and March 31, 1997                      1,000          1,000
  Additional paid-in capital                                             27,455,000     27,446,000
  Retained earnings (deficit)                                              (339,000)       715,000
  Treasury stock                                                         (1,800,000)    (1,800,000)
                                                                       ------------   ------------

                 Total stockholders' equity                              25,317,000     26,362,000
                                                                       ------------   ------------

                 Total liabilities and stockholders' equity            $ 32,234,000   $ 33,688,000
                                                                       ============   ============

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                         STYLING TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                          Predecessors
                                                       Three Months Ended
                                                         March 31, 1996               |  Three Months
                                    ------------------------------------------------- |     Ended
                                                     Body                             |    March 31,
                                       Gena         Drench         JDS         KII    |      1997
                                    -----------   -----------   ---------   --------- |   -----------
NET SALES                           $ 2,048,000   $ 2,839,000   $ 901,000   $ 445,000 |  $ 7,479,000
                                                                                      |
COST OF SALES                         1,208,000     1,306,000     496,000     209,000 |    3,234,000
                                    -----------   -----------   ---------   --------- |  -----------
                                                                                      |
  Gross profit                          840,000     1,533,000     405,000     236,000 |    4,245,000
                                                                                      |
SELLING, GENERAL AND                                                                  |
   ADMINISTRATIVE EXPENSES              722,000     1,167,000     466,000     182,000 |    2,398,000
                                    -----------   -----------   ---------   --------- |  -----------
                                                                                      |
  Income (loss) from operations         118,000       366,000     (61,000)     54,000 |    1,847,000
                                                                                      |
INTEREST EXPENSE AND OTHER, NET         (24,000)      (50,000)    (10,000)    (21,000)|      (60,000)
                                    -----------   -----------   ---------   --------- |  -----------
                                                                                      |
  Income (loss) before income taxes      94,000       316,000     (71,000)     33,000 |    1,787,000
                                                                                      |
PROVISION FOR INCOME TAXES               35,000       120,000       5,000          -- |      733,000
                                    -----------   -----------   ---------   --------- |  -----------
                                                                                      |
  Net income (loss)                 $    59,000   $   196,000   $ (76,000)  $  33,000 |  $ 1,054,000
                                    ===========   ===========   =========   ========= |  ===========
                                                                                      |
WEIGHTED AVERAGE SHARES                                                               |
   OUTSTANDING                                                                        |  $ 4,116,536
                                                                                      |
NET INCOME PER COMMON SHARE:                                                          |
 Primary                                                                              |  $      0.26
                                                                                      |
 Fully diluted                                                                        |  $      0.26




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         STYLING TECHNOLOGY CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - PREDECESSORS
                        THREE MONTHS ENDED MARCH 31, 1996
                                   (UNAUDITED)


                                                                    Body
                                                        Gena       Drench        JDS         KII
                                                        ----       ------        ---         ---
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                   $  59,000   $ 196,000   $ (76,000)  $  33,000
 Adjustments to reconcile net income (loss) to
   net cash used in operating activities-
    Depreciation and amortization                       56,000      33,000       3,000       5,000
    Changes in assets and liabilities-
    Accounts receivable                                 (1,000)   (496,000)   (129,000)    (39,000)
    Inventory                                          140,000     641,000      62,000      44,000
    Prepaids and other assets                           85,000     (17,000)     (4,000)      4,000
    Accounts payable and
      accrued liabilities                              (54,000)    (93,000)    174,000      67,000
                                                     ---------   ---------   ---------   ---------
         Net cash provided by operating activities     285,000     264,000      30,000     114,000
                                                     ---------   ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment             (1,000)     (3,000)     (2,000)         --
                                                     ---------   ---------   ---------   ---------

         Net cash used in investing activities          (1,000)     (3,000)     (2,000)         --
                                                     ---------   ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of long-term debt                            (86,000)         --     (20,000)   (105,000)
 Net payments to parent                                     --    (261,000)         --          --
                                                     ---------   ---------   ---------   ---------
         Net cash used in financing activities         (86,000)   (261,000)    (20,000)   (105,000)
                                                     ---------   ---------   ---------   ---------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                          198,000          --       8,000       9,000

CASH AND CASH EQUIVALENTS, beginning of
  period                                                    --          --      27,000      97,000
                                                     ---------   ---------   ---------   ---------

CASH AND CASH EQUIVALENTS, end of period             $ 198,000   $    --     $  35,000   $ 106,000
                                                     =========   =========   =========   =========

                                       5

                         STYLING TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                   $ 1,054,000
Adjustments to reconcile net income (loss) to net cash used in operating activities -
             Depreciation and amortization                              252,000
             Interest accretion on note payable                          43,000
    Changes in assets and liabilities -
             Accounts receivable                                     (2,477,000)
             Inventory                                                 (520,000)
             Prepaids and other assets                                 (432,000)
             Accounts payable and accrued liabilities                   356,000
                                                                    -----------
                     Net cash used in operating activities           (1,724,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Utopia product line                                     (350,000)
Purchases of property, plant & equipment                               (102,000)
                                                                    -----------
                      Net cash used in investing activities            (452,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt                                              (22,000)
                                                                    -----------
                      Net cash used in financing activities             (22,000)

DECREASE IN CASH AND CASH EQUIVALENTS                                 2,198,000

CASH AND CASH EQUIVALENTS, beginning of period                        4,492,000
                                                                    -----------
CASH AND CASH EQUIVALENTS, end of period                            $ 2,294,000
                                                                    ===========

                         STYLING TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. FORMATION OF THE COMPANY:

        Acquisitions and Initial Public Offering

Styling Technology Corporation (the Company) was formed in June 1995. From June 1995 through November 26, 1996, the Company conducted no operations and its only activities related to negotiating acquisitions and related financing. During November 1996, the Company completed an initial public offering (the Offering) of 3,115,852 shares of its common stock. Simultaneously with the consummation of the Offering, the Company acquired in separate transactions four businesses that develop, produce, and market professional salon products (collectively, the Acquired Businesses).

The Company  acquired all of the outstanding  stock of Gena  Laboratories,  Inc.
(Gena) and JDS Manufacturing Co., Inc. (JDS) and certain assets and liabilities of the Body Drench Division of Designs by Norvell, Inc. (Body Drench) and Kotchammer Investments, Inc. (KII). The cost of the Acquired Businesses, including direct acquisition costs, was approximately $22,900,000. The combined purchase price was funded with approximately $20,800,000 in cash from the net proceeds of the Offering, and approximately $2,100,000 of seller carryback financing and issuance of common stock. The acquisitions were accounted for using the purchase method of accounting. The historical financial results of the individual Acquired Businesses are presented for comparative purposes as the Predecessors of the Company.

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

During March 1997, the Company acquired inventory and other assets of the Utopia
line  of  high-end  tanning  products  from  Creative  Laboratories,   Inc.  for
approximately $350,000.

NOTE 2. BASIS OF PRESENTATION:

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The statements presented do not include all information and footnotes required to be in conformity with generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These consolidated financial statements and notes thereto should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the accompanying consolidated financial statements, and the reported amounts of the revenues and expenses during the reporting periods. Actual results could differ from those estimates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     The Company develops, produces, and markets high-end professional salon products, including hair care, nail care, and skin and body care products as well as salon appliances and salonwear. The Company sells its products primarily to beauty and tanning supply distributors and, to a lesser extent, directly to spas, resorts, health and country clubs, beauty salon chains, and hair, nail and tanning salons throughout the United States as well as in Canada, Europe, Argentina, Australia, and New Zealand. The Company offers a diversified line of well-established, brand-name professional salon products that have been popular in the professional salon products industry for more than 10 years.

     The Company was founded in June 1995 and commenced operations on November 26, 1996. On that date, simultaneous with the consummation of an initial public offering, the Company acquired four professional salon products businesses (the "Acquired Businesses") that, on a combined basis, have a diversified line of well-established, brand-name salon products. In March 1997, the Company acquired the Utopia line of premium tanning products from Creative Laboratories, Inc.

     Except for the historical information contained herein, the discussion in this Report contains or may contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, as well as those factors discussed under "Special Considerations" contained in Item 1 of the Company's Form 10-K for the fiscal year ended December 31, 1996. Historical Results are not necessarily indicative of trends in operating results for any future period.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997

     The Company earned net income of $1,054,000, or $0.26 per share, for the three months ended March 31, 1997. These results mark significant improvement over the operating results of the Acquired Businesses during the same period in 1996. The Company attributes the improvement in net income during the three months ended March 31, 1997 primarily to the successful implementation of a key component of its business strategy, the enhancement of operating efficiencies of the Acquired Businesses.

     Net sales amounted to $7,479,000 for the three months ended March 31, 1997 compared to combined net sales for the Acquired Businesses of $6,233,000 for the three months ended March 31, 1996. The $1,246,000, or 20%, increase in sales was the result of increased sales of the Company's Body Drench, Gena, and JDS product lines as compared to the sales achieved by the individual Acquired Businesses in the same period during 1996. In particular, the Company's ability to satisfy demand, which had previously gone unmet with respect to the Body Drench line due to capital constraints of the prior owners, resulted in substantial sales growth in the period.

     Cost of sales amounted to $3,234,000, or 43% as a percentage of net sales, for the three months ended March 31, 1997, compared to $3,219,000, or 52% as a percentage of the combined net sales of the Acquired Businesses, for the three months ended March 31, 1996. As a result of the foregoing, the Company realized gross profit of $4,245,000, or 57%, for the three months ended March 31, 1997 compared to $3,014,000, or 48%, realized by the Acquired Businesses on a combined basis. This improvement in gross margin percentage is attributable primarily to the negotiation of reduced product costs in December 1996 with the primary supplier of the Company's Body Drench Line, as well as the consolidation of warehousing and production functions of the Gena and JDS product lines at the Company's Duncanville, Texas facility.

     Selling, general, and administrative expenses were $2,398,000, or 32% as a percentage of net sales, for the three months ended March 31, 1997, compared to $2,573,000, or 41% as a percentage of the combined net sales of the Acquired Businesses, for the three months ended March 31, 1996. This improvement in selling, general, and administrative expenses as a percentage of net sales is primarily attributable to the elimination of duplicative management and other personnel, the consolidation of certain accounting, human resources, and other administrative functions of the Acquired Businesses, partially offset by approximately $200,000 of non-cash goodwill amortization resulting from acquisitions and increased costs of operating as a public company.

     The provision for income taxes for the three months ended March 31, 1997 amounted to $733,000, which represents an effective tax rate of approximately 41%.

     Earnings before interest, taxes, depreciation, and amortization ("EBITDA") was $2,100,000 for the three months ended March 31, 1997, compared to $569,000 on a combined basis for the Acquired Businesses as a result of the factors described above. EBITDA is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of operating performance or to net cash provided by operating activities as a measure of liquidity. The Company believes EBITDA is a measure commonly reported and widely used by analysts, investors, and other interested parties who monitor performance of companies that employ a consolidation or "roll-up" strategy. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other consolidators.

SEASONALITY

     Sales of the Company's indoor tanning products, which comprise a significant portion of the Company's Body Drench and Utopia product lines, are expected to be lowest in the third calendar quarter corresponding with the end of the indoor tanning season in the United States. The Company believes, however, that its efforts to increase its distribution of indoor tanning products in Europe and other international locations will lessen the effects of seasonal fluctuations on its sales.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital position increased to $5,242,000 at March 31, 1997 from $4,458,000 at December 31, 1996. The increase of $784,000 is primarily due to the Company's results of operations for the three months ended March 31, 1997. The Company's working capital at December 31, 1996 was primarily the result of the completion of an initial public offering in November 1996, which resulted in net proceeds to the Company of approximately $27,200,000, reduced by the simultaneous distribution of the cash portion of the purchase price of the Acquired Businesses of approximately $20,500,000 and the repurchase of treasury shares from a founder of the Company for $1,800,000.

     During the three months ended March 31, 1997, the Company used $2,074,000 of cash in operating activities, which resulted primarily from increased investments in accounts receivable and inventory of $2,530,000 and $743,000, respectively, directly related to strong customer demand and the resulting net sales recorded in the period.

     Net cash used in investing activities amounted to approximately $450,000 during the three months ended March 31, 1997. The Company acquired assets of the Utopia line of premium tanning products from Creative Laboratories, Inc. for a cash purchase price of approximately $350,000 and also incurred capital expenditures of approximately $100,000, primarily relating to an investment in information systems hardware and software related to the consolidation of the Acquired Businesses to a common systems platform.

     The Company's current cash resources and expected cash flows from operations are expected to be sufficient to fund the Company's capital needs during the next twelve months at its current level of operations, apart from capital needs resulting from acquisitions. However, the Company may be required to obtain additional capital to fund its planned growth. The Company plans to pursue strategic acquisitions to capitalize on the substantial fragmentation and growth potential existing in the professional salon products market by acquiring professional salon products companies possessing complementary products with well-recognized brand names. The Company intends to fund its future capital needs through a combination of current cash resources, expected cash flows from operations, bank financing, seller notes payable, issuance of common stock, and additional public or private debt or equity financings. The availability of such capital resources cannot be assured and is dependent upon prevailing market conditions, interest rates, and the financial condition of the Company.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Not  applicable.

ITEM 2. CHANGES IN SECURITIES

     Pursuant to a registration exemption under Section 4(2) of the Securities Act of 1933, the Company granted Peter W. Burg, a director of the Company, options to purchase 5,000 shares of Common Stock at an exercise price of $11.88 per share upon his appointment to the Board of Directors in February 1997. The options vest and become exercisable in February 1998. Pursuant to the same exemption, the Company granted Daniel Howell, a director of the Company, options to purchase 25,000 shares of Common Stock at an exercise price of $10.50 per share in March 1997. One-half of Mr. Howell's options vest and become exercisable in March 1998 and one-half vest and become exercisable in March 1999.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   EXHIBITS.

        10.16 Asset Purchase Agreement between the Company and Creative Laboratories, Inc., dated March 17, 1997

        11.1   Statement regarding computation of primary earnings per share

        11.2 Statement regarding computation of fully diluted earnings per share

        21     List of Subsidiaries of Styling Technology Corporation(1)

        27     Financial Data Schedule

----------
(1) Incorporated by reference to the Exhibits to the Registrant's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 10, 1997.

       (b)   REPORT ON FORM 8-K.

       None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           STYLING TECHNOLOGY CORPORATION


Dated:  May 14, 1997       By:  /S/ RICHARD R. ROSS
                           ----------------------------------------------------
                           Richard R. Ross
                           Chief Financial Officer, Treasurer, and Secretary
                           (Duly authorized officer of the registrant, principal
                           financial and accounting officer)