Form 10-Q
period 1997-06-30
STYLING TECHNOLOGY CORP
filed 1997-08-14
CIK 1022832

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                         Commission File Number 0-21703


                         STYLING TECHNOLOGY CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          DELAWARE                                               75-2665378
------------------------------                               -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


2390 East Camelback Road, Suite 435 Phoenix, Arizona               85016
----------------------------------------------------             ----------
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

   3,948,703 shares of Common Stock, $.0001 par value, as of August 14, 1997.
   --------------------------------------------------------------------------

                         STYLING TECHNOLOGY CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1997

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Consolidated Balance Sheets -
           December 31, 1996 and June 30, 1997 .............................. 3

         Condensed Consolidated Statements of Operations -
           Three Months ended June 30, 1996 (Predecessors)
            and Three Months ended June 30, 1997............................. 4

         Condensed Consolidated Statements of Operations -
           Six Months ended June 30, 1996 (Predecessors)
           and June 30, 1997................................................. 5

         Condensed Consolidated Statements of Cash Flows (Predecessors) -
           Six Months ended June 30, 1996.................................... 6

         Condensed Consolidated Statement of Cash Flows -
           Six Months ended June 30, 1997.................................... 7

         Notes to Condensed Consolidated Financial Statements................ 8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................... 10

PART II. OTHER INFORMATION................................................... 14

ITEM 1. FINANCIAL STATEMENTS

                         STYLING TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1997 AND DECEMBER 31, 1996

                                                                       June 30,
                                                       December 31,     1997
                                                           1996      (Unaudited)
                                                       -----------   -----------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $ 4,492,000   $ 1,679,000
  Accounts receivable, net of allowance for doubtful
    accounts of $427,000 at December 31, 1996 and
    June 30, 1997                                       1,640,000     5,667,000
  Inventories, net                                      2,635,000     4,854,000
  Prepaid expenses and other current assets               292,000       820,000
                                                      -----------   -----------
        Total current assets                            9,059,000    13,020,000
                                                      -----------   -----------

PROPERTY AND EQUIPMENT, net                             1,125,000     1,457,000

GOODWILL AND OTHER                                     22,050,000    43,943,000
                                                      -----------   -----------
        Total assets                                  $32,234,000   $58,420,000
                                                      ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $ 3,000,000   $ 2,045,000
  Accrued liabilities                                   1,518,000     2,810,000
  Current portion of long-term debt                        83,000     1,600,000
                                                      -----------   -----------
        Total current liabilities                       4,601,000     6,455,000
                                                      -----------   -----------

LONG-TERM DEBT, less current portion                    2,316,000    24,152,000
                                                      -----------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value, 1,000,000
     shares authorized, no shares issued
     and outstanding                                           --            --
   Common stock, $.0001 par value, 10,000,000
     shares authorized, 4,756,554 shares issued
     and 3,948,703 outstanding at December 31, 1996
     and June 30, 1997                                      1,000         1,000
   Additional paid-in capital                          27,455,000    27,866,000
   Retained earnings (deficit)                           (339,000)    1,746,000
   Treasury stock                                      (1,800,000)   (1,800,000)
                                                      -----------   -----------
        Total stockholders' equity                     25,317,000    27,813,000
                                                      -----------   -----------
        Total liabilities and stockholders' equity    $32,234,000   $58,420,000
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                         STYLING TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        Predecessor's Three Months Ended June 30, 1996   Three Months
                                        -----------------------------------------------     Ended
                                                       Body                                June 30,
                                          Gena        Drench         JDS         KII         1997
                                        ----------   ---------     --------   ---------   ----------
NET SALES                               $2,304,000  $ 3,747,000   $ 764,000   $ 291,000   $7,437,000

COST OF SALES                            1,328,000    2,159,000     305,000     134,000    3,246,000
                                        ----------  -----------   ---------   ---------   ----------

         Gross profit                      976,000    1,588,000     459,000     157,000    4,191,000

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                 656,000    1,235,000     462,000     147,000    2,333,000
                                        ----------  -----------   ---------   ---------   ----------

         Income (loss) from operations     320,000      353,000          (3)     10,000    1,858,000

INTEREST EXPENSE (INCOME) AND
   OTHER, NET                                6,000      (41,000)      9,000      18,000      114,000
                                        ----------  -----------   ---------   ---------   ----------

         Income (loss) before income       314,000      394,000         (12)     (8,000)   1,744,000
         taxes

PROVISION FOR INCOME TAXES                 109,000      150,000          --          --      713,000
                                        ----------  -----------   ---------   ---------   ----------

         Net income (loss)              $  205,000  $   244,000   $     (12)  $  (8,000)  $1,031,000
                                        ==========  ===========   =========   =========   ==========
WEIGHTED AVERAGE SHARES
   OUTSTANDING                                                                             4,129,000
                                                                                          ==========
NET INCOME PER COMMON SHARE:

   Primary                                                                                $      .25
                                                                                          ==========

   Fully diluted                                                                          $      .25
                                                                                          ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         STYLING TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          Predecessor's Six Months Ended June 30, 1996    Six Months
                                        -----------------------------------------------     Ended
                                                       Body                                June 30,
                                          Gena        Drench         JDS         KII         1997
                                        ----------   ---------     --------   ---------   ----------
NET SALES                              $4,352,000   $6,586,000   $1,665,000   $736,000   $14,916,000

COST OF SALES                           2,536,000    3,465,000      675,000    343,000     6,480,000
                                       ----------   ----------   ----------   --------   -----------

         Gross profit                   1,816,000    3,121,000      990,000    393,000     8,436,000

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES              1,378,000    2,402,000      928,000    329,000     4,731,000
                                       ----------   ----------   ----------   --------   -----------

         Income from operations           438,000      719,000       62,000     64,000     3,705,000

INTEREST EXPENSE AND OTHER, NET            30,000        9,000       19,000     39,000       174,000
                                       ----------   ----------   ----------   --------   -----------

         Income  before income taxes      408,000      710,000       43,000     25,000     3,531,000

PROVISION FOR INCOME TAXES                144,000      270,000       17,000         --     1,446,000
                                       ----------   ----------   ----------   --------   -----------

         Net income                    $  264,000   $  440,000   $   26,000   $ 25,000   $ 2,085,000
                                       ==========   ==========   ==========   ========   ===========
WEIGHTED AVERAGE SHARES
   OUTSTANDING                                                                             4,124,000
                                                                                         ===========
NET INCOME PER COMMON SHARE:

   Primary                                                                               $       .51
                                                                                         ===========

   Fully diluted                                                                         $       .51
                                                                                         ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         STYLING TECHNOLOGY CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - PREDECESSORS
                         SIX MONTHS ENDED JUNE 30, 1997
                                 (UNAUDITED)

                                                               Body
                                                   Gena       Drench        JDS        KII
                                                   ----       ------        ---        ---
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $ 264,000   $ 440,000   $  26,000   $  25,000
  Adjustments to reconcile net income to net
   cash used in operating activities-
    Depreciation and amortization                  72,000      66,000       7,000      11,000
  Changes in assets and liabilities-
    Accounts receivable                           (13,000)   (643,000)     66,000      43,000
    Inventory                                     258,000     997,000     (58,000)    146,000
    Prepaid expenses and other assets              85,000     141,000       9,000      (4,000)
    Accounts payable and
      accrued liabilities                        (112,000)   (242,000)     79,000     (33,000)
                                                ---------   ---------   ---------   ---------
         Net cash provided by operating
           activities                             554,000     759,000     129,000     188,000
                                                ---------   ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment       (10,000)     (3,000)         --          --
                                                ---------   ---------   ---------   ---------

         Net cash used in investing activities    (10,000)     (3,000)         --          --
                                                ---------   ---------   ---------   ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Note Payable                                    (146,000)         --          --          --
 Bank overdraft                                        --     127,000     (90,000)         --
 Payments of long-term debt                        60,000          --          --    (105,000)
 Net payments to parent                           (37,000)   (883,000)         --          --
                                                ---------   ---------   ---------   ---------

         Net cash used in financing activities   (123,000)   (756,000)    (90,000)   (105,000)
                                                ---------   ---------   ---------   ---------

INCREASE IN CASH                                  421,000          --      39,000      83,000

CASH AND CASH EQUIVALENTS, beginning of
  period                                          198,000          --      27,000      96,000
                                                ---------   ---------   ---------   ---------

CASH AND CASH EQUIVALENTS, end of period        $ 619,000   $      --   $  66,000   $ 179,000
                                                =========   =========   =========   =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         STYLING TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                        $  2,085,000
 Adjustments to reconcile net income to net cash used in
   operating activities -
     Depreciation and amortization                                      578,000
     Interest accretion on note payable                                  85,000
   Changes in assets and liabilities -
     Accounts receivable                                             (2,829,000)
     Inventory                                                           40,000
     Prepaid expenses and other assets                                 (161,000)
     Accounts payable and accrued liabilities                        (1,635,000)
                                                                   ------------

         Net cash used in operating activities                       (1,837,000)
                                                                   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of acquired businesses, net of cash acquired              (21,816,000)
 Purchases of property, plant and equipment                            (160,000)

         Net cash used in investing activities                      (21,976,000)
                                                                   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of notes payable                                            (454,000)
 Proceeds from credit facility, net of financing costs               21,454,000

         Net cash provided by financing activities                   21,000,000
                                                                   ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                (2,813,000)

CASH AND CASH EQUIVALENTS, beginning of period                        4,492,000
                                                                   ------------

CASH AND CASH EQUIVALENTS, end of period                           $  1,679,000
                                                                   ============

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

During March 1997, the Company acquired inventory and other assets of the Utopia line of high-end tanning products from Creative Laboratories, Inc. for approximately $350,000. Effective June 26, 1997, the Company acquired U.K. ABBA Products, Inc., a producer and marketer of an aromatherapy based line of hair care products, for $20,000,000 (see Note 3).

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

NOTE 3.  ACQUISITION OF U.K. ABBA PRODUCTS, INC.

Effective June 26, 1997, the Company acquired all of the issued and outstanding capital stock of U.K. ABBA Products, Inc., (ABBA), a producer of a proprietary line of aromatherapy-based professional hair care products. The Company paid a purchase price of $20 million for the stock of ABBA. This transaction was accounted for using the purchase method of accounting.

The following unaudited pro forma summary includes the combined results of operations of Company and ABBA as if the acquisition had occurred at the beginning of 1997, after giving effect to certain pro forma adjustments permitted by the disclosure requirements of Accounting Principles Board Opinion No. 16, BUSINESS COMBINATIONS. These adjustments include only the effect of amortization of goodwill, interest expense that would have been incurred to finance the purchase and the estimated related income tax effects. The pro forma financial data is for informational purposes only, and is not necessarily indicative of the results of operations as they would have been had the transactions been effected on January 1, 1997, and is also not necessarily indicative of future operating results.

For the six months June 30, 1997 ended, pro forma net sales were $20,658,000, income from operations $3,724,000, net income was $1,297,000 and earnings per share was $0.32.

In connection with the acquisition of ABBA, the Company entered into a six-year, $28 million senior credit facility (The Credit Facility) with a group of banks for whom Credit Agricole Indosuez acted as agent. The Credit Facility consists of Term Loan A, Term Loan B and a Revolving Credit Facility. Term Loan A is a $13.0 million term loan maturing in June 2002 with principal and interest payable quarterly, at the agent's prime rate plus 1.50% (10.0% at June 30, 1997). Term Loan B is a $10.0 million term loan maturing in June 2003 with principal and interest payable quarterly at the agent's prime rate plus 2.00% (10.5% at June 30, 1997). The Revolving Credit Facility, which matures in June 2002, provides for up to $5.0 million in borrowings that may be used for general corporate purposes, including working capital, acquisitions and repayment of existing indebtedness. Interest is payable quarterly at the agent's prime rate plus 1.50%. As of June 30, 1997, there were no borrowings outstanding under the Revolving Credit Facility. Under the Credit Facility, the Company may prepay all or part of the loan amounts at any time, without penalty. As a part of the financing, the Company has granted a security interest in substantially all of its assets to the agent, and recorded approximately $2.0 million in loan costs (including the fair value of 150,000 market value warrants issued to the agent), which are being amortized over the maturity period of the Credit Facility.

NOTE 4.  INVENTORY

Inventories consist of the following at:

                                       June 30, 1997       December 31,
                                        (Unaudited)           1996
                                        -----------        ----------
  Raw materials and work-in-process     $1,346,000         $1,325,000

  Finished goods                         3,508,000          1,310,000
                                        ----------         ----------
                                        $4,854,000         $2,635,000
                                        ==========         ==========

NOTE 5.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 128, (SFAS No. 128), EARNINGS PER SHARE, which established a new accounting principle for accounting for earnings per share. SFAS No. 128 is effective for the Company's fiscal year ended December 31, 1998. When adopted, SFAS No. 128 will require restatement of prior years' earnings per share. The pro forma SFAS No. 128 earnings per share is as follows for all periods presented.

                             Three Months        Six Months
                                Ended              Ended
                               June 30,           June 30,
                                1997               1997
                             ------------        ----------
  Basic EPS                     $.26               $.53
  Diluted EPS                   .25                 .51

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

         The Company develops, produces, and markets high-end professional salon products, including hair care, nail care, and skin and body care products as well as salon appliances and salonwear. The Company sells its products primarily to beauty and tanning supply distributors and, to a lesser extent, directly to spas, resorts, health and country clubs, beauty salon chains, and hair, nail and tanning salons throughout the United States as well as in Canada, Europe, South America, Australia, and New Zealand. The Company offers a diversified line of well-established, brand-name professional salon products that have been popular in the professional salon products industry for more than 10 years.

         The Company was founded in June 1995 and commenced operations on November 26, 1996. On that date, simultaneous with the consummation of an initial public offering, the Company acquired four professional salon products businesses (the "Acquired Businesses") that, on a combined basis, have a diversified line of well-established, brand-name salon products. In March 1997, the Company acquired the Utopia line of premium tanning products from Creative Laboratories, Inc. Effective June 26, 1997, the Company acquired U.K. ABBA Products, Inc., a producer and marketer of an aromatherapy based line of hair care products, for $20,000,000.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 1997

         The Company earned net income of $1,031,000, or $0.25 per share, for the three months ended June 30, 1997. The Company earned net income of $2,085,000, or $0.51 per share, for the six months ended June 30, 1997. These results mark significant improvement over the operating results of the Acquired Businesses during the same period in 1996. The Company attributes the improvement in net income during the three and six months ended June 30, 1997 primarily to the successful implementation of a key component of its business strategy, the enhancement of operating efficiencies of the Acquired Businesses.

         Net sales amounted to $7,437,000 for the three months ended June 30, 1997, compared to combined net sales for the Acquired Businesses of $7,106,000 for the three months ended June 30, 1996. Net sales amounted to $14,916,000 for the six months ended June 30, 1997, compared to combined net sales for the Acquired Businesses of $13,339,000 for the six months ended June 30, 1996. The $1,577,000, or 12%, increase in sales was primarily the result of increased sales of the Company's Body Drench and Gena product lines as compared to the sales achieved by the individual Acquired Businesses in the same periods during 1997. In particular, the Company's ability to satisfy demand, which had previously gone unmet with respect to the Body Drench line due to capital constraints of the prior owners, resulted in substantial sales growth in the periods.

         Cost of sales amounted to $3,246,000, or 44% as a percentage of net sales, for the three months ended June 30, 1997, compared to $3,926,000, or 55% as a percentage of the combined net sales of the Acquired Businesses for the three months ended June 30, 1996. Cost of sales amounted to $6,480,000, or 43% as a percentage of net sales, for the six months ended June 30, 1997, compared to $7,019,000, or 53% as a percentage of the combined net sales of the Acquired Businesses, for the six months ended June 30, 1996. As a result of the foregoing, the Company realized gross profit for the three months and six months ended June 30,1997, of $4,191,000, or 56%, and $8,436,000, or 57%, respectively, compared to $3,180,000, or 45%, and $6,320,000, or 47%, respectively, realized by the Acquired Businesses on a combined basis for the corresponding periods in 1996. This improvement in gross margin percentage is attributable primarily to the negotiation of reduced product costs in December 1996 with the primary supplier of the Company's Body Drench Line, as well as the consolidation of warehousing and production functions of the Gena and Alpha 9/Omni product lines at the Company's Duncanville, Texas facility, as well as the strategic outsourcing of certain Alpha 9/Omni production functions.

         Selling, general, and administrative expenses were $2,333,000 or 31% as a percentage of net sales, for the three months ended June 30, 1997, compared to $2,500,000, or 35% as a percentage of the combined net sales of the Acquired businesses, for the three months ended June 30, 1996. Selling, general, and administrative expenses were $4,731,000, or 32% as a percentage of net sales, for the six months ended June 30, 1997, compared to $5,037,000, or 38% as a percentage of the combined net sales of the Acquired Businesses, for the six months ended June 30, 1996. This improvement in selling, general, and administrative expenses as a percentage of net sales is primarily attributable to the elimination of duplicative management and other personnel, the consolidation of certain accounting, human resources, and other administrative functions of the Acquired Businesses, partially offset by approximately $400,000 of non-cash goodwill amortization resulting from acquisitions and increased costs of operating as a public company.

         The provision for income taxes for the three months and six months ended June 30, 1997 amounted to $713,000 and $1,446,000, respectively, which represents an effective tax rate of approximately 41%.

         Earnings before interest, taxes, depreciation and amortization ("EBITDA") was $2,184,000 for the three months ended June 30, 1997, compared to $870,000 on a combined basis for the Acquired Businesses. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") was $4,284,000 for the six months ended June 30, 1997, compared to $1,439,000 on a combined basis for the Acquired Businesses as a result of the factors described above. EBITDA is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of operating performance or to net cash provided by operating activities as a measure of liquidity. The Company believes EBITDA is a measure commonly reported and widely used by analysts, investors, and other interested parties who monitor performance of companies that employ a consolidation or "roll-up" strategy. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other consolidators.

SEASONALITY

         Sales of the Company's indoor tanning products, which comprise a significant portion of the Company's Body Drench and Utopia product lines, are expected to be lowest in the third calendar quarter corresponding with the end of the indoor tanning season in the United States. The Company believes, however, that its efforts to increase its distribution of indoor tanning products in Europe and other international locations will lessen the effects of seasonal fluctuations on its sales. In addition, the acquisition of U.K. ABBA Products, Inc., which does not have a significant seasonal component, will help to lessen the seasonal effects described above on the consolidated operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital position increased to $6,565,000 at June 30, 1997 from $4,458,000 at December 31, 1996. The increase of $2,107,000 is primarily due to the Company's results of operations for the six months ended June 30, 1997. The Company's working capital at December 31, 1996 was primarily the result of the completion of an initial public offering in November 1996, which resulted in net proceeds to the Company of approximately $27,200,000, reduced by the simultaneous distribution of the cash portion of the purchase price of the Acquired Businesses of approximately $20,500,000 and the repurchase of treasury shares from a founder of the Company for $1,800,000.

         During the six months ended June 30, 1997, the Company used $1,837,000 of cash in operating activities, which resulted primarily from increased investments in accounts receivable and the reduction of accounts payable and accrued liabilities of $2,829,000 and $1,635,000, respectively. The investment in accounts receivable is directly related to strong customer demand and the resulting net sales recorded in the period as well as an unusually low accounts receivable balance at December 31, 1996, due to the Company's focus on the consolidation of operations following its initial public offering and simultaneous acquisition of the Acquired Businesses in November 1996. The reduction of accounts payable and accrued liabilities during the period relates primarily to the payment of liabilities assumed in the acquisition of the Acquired Businesses as well as related accrued acquisition and offering costs.

Effective June 26, 1997, the Company acquired all of the issued and outstanding capital stock of U.K. ABBA Products, Inc., (ABBA), a producer of a proprietary line of aromatherapy-based professional hair care products. The Company paid a purchase price of $20 million for the stock of ABBA. This transaction was accounted for using the purchase method of accounting.

In connection with the acquisition of ABBA, the Company entered into a six-year, $28 million senior credit Facility (The Credit Facility) with a group of banks for whom Credit Agricole Indosuez acted as agent. The Credit Facility consists of Term Loan A, Term Loan B and a Revolving Credit Facility. Term Loan A is a $13.0 million term loan maturing in June 2002 with principal and interest payable quarterly, at the agent's prime rate plus 1.50% (10.0% at June 30, 1997). Term Loan B is a $10.0 million term loan maturing in June 2003 with principal and interest payable quarterly at the agent's prime rate plus 2.00% (10.5% at June 30, 1997). The Revolving Credit Facility, which matures in June 2002, provides for up to 5.0 million in borrowings that may be used for general corporate purposes, including working capital, acquisitions and repayment of existing indebtedness. Interest is payable quarterly at the agent's prime rate plus 1.50%. As of June 30, 1997, there were no borrowings outstanding under the Revolving Credit Facility.

         The Company's line of credit, current cash resources and expected cash flows from operations are expected to be sufficient to fund the Company's capital needs during the next twelve months at its current level of operations, apart from capital needs resulting from acquisitions. However, the Company may be required to obtain additional capital to fund its planned growth. The Company plans to pursue strategic acquisitions to capitalize on the substantial fragmentation and growth potential existing in the professional salon products market by acquiring professional salon products companies possessing complementary products with well-recognized brand names. The Company intends to fund its future capital needs through a combination of current cash resources, expected cash flows from operations, bank financing, seller notes payable, issuance of common stock, and additional public or private debt or equity financing. The availability of such capital resources cannot be assured and is dependent upon prevailing market conditions, interest rates, and the financial condition of the Company.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

         Pursuant to a registration exemption under Section 4(2) of the Securities Act of 1933, the Company granted James A. Brooks, Peter W. Burg, Daniel Howell, and Sylvan Schefler, each a director of the Company, options to purchase 2,500 shares of Common Stock at an exercise price of $10.875 per share on June 2, 1997. The options vest and become exercisable in June 1998. Pursuant to the same exemption, the Company granted Michael H. Feinstein, a director of the Company, options to purchase 5,000 shares of Common Stock at an exercise price of $10.875 per share upon his appointment to the Board of Directors on June 24, 1997. The options vest and become exercisable in June 1998. Pursuant to the same exemption, the Company granted Credit Agricole Indosuez a warrant to purchase up to 150,000 shares of Common Stock at an exercise price of $10.18 per share on June 25,1997, in connection with the Company's credit facility with Credit Agricole Indosuez. The warrants expire in June 2002.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's 1997 Annual Meeting of Stockholders was held on June 2, 1997. The following nominees were elected to the Company's Board of Directors, to serve until their successors are elected or have been qualified, or until their earlier registration or removal.

         Nominee              Votes in Favor       Withheld
         -------              --------------       --------
      Sam L. Leopold            2,790,829           39,000
      Thomas M. Clifford        2,790,829           39,000
      James A. Brooks           2,790,829           39,000
      Peter W. Burg             2,790,829           39,000
      Daniel Howell             2,790,829           39,000
      Sylvan Schefler           2,790,829           39,000

         The following item was voted upon by the Company's stockholders.

         Proposal to ratify the appointment of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1997.

      Votes in Favor    Opposed      Abstained      Broker Non-Vote
      --------------    -------      ---------      ---------------
        2,778,729        40,000         500                0

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS.

         4.3    Form of Warrant issued to Credit Agricole Indosuez

         11.1 Statement regarding computation of primary earnings per share

         11.2 Statement regarding computation of fully diluted earnings per share

         27     Financial Data Schedule

         (b)  REPORT ON FORM 8-K.

         None.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             STYLING TECHNOLOGY CORPORATION


Dated: August ___, 1997      By: /s/ Richard R. Ross
                                --------------------------------------
                                Richard R. Ross
                                Chief Financial Officer, Treasurer, and
                                Secretary (Duly authorized officer of the
                                registrant, principal financial and
                                accounting officer)