Form 10-Q
period 1997-09-30
STYLING TECHNOLOGY CORP
filed 1997-11-14
CIK 1022832

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                         Commission File Number 0-21703


                         STYLING TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                          75-2665378
   -------------------------------                         ------------------
   (State or Other Jurisdiction of                          (I.R.S. Employer
    Incorporation or Organization)                         Identification No.)


  2390 EAST CAMELBACK ROAD SUITE 435
          PHOENIX, ARIZONA                                       85016
----------------------------------------                      ----------
(address of principal executive offices)                      (zip code)


                                 (602) 955-3353
              ----------------------------------------------------
              (registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the issuer's class of capital stock as of the latest practicable date, is as follows: 3,948,703 Shares of Common Stock, $.0001 par value, as of November 14, 1997.

                         STYLING TECHNOLOGY CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -
          December 31, 1996 and September 30, 1997 ...................   3

        Condensed Consolidated Statements of Operations -
          Three Months ended September 30, 1996 (Predecessors)
          and Three Months ended September 30, 1997...................   4

        Condensed Consolidated Statements of Operations -
          Nine Months ended September 30, 1996 (Predecessors)
          and Nine Months ended September 30, 1997....................   5

        Condensed Statements of Cash Flows - Predecessors -
          Nine Months ended September 30, 1996........................   6

        Condensed Consolidated Statement of Cash Flows -
          Nine Months ended September 30, 1997........................   7

        Notes to Condensed Consolidated Financial Statements..........   8

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................  10

PART II.   OTHER INFORMATION..........................................  14

Item 1. Legal Proceedings.............................................  14

Item 2. Changes in Securities.........................................  14

Item 3. Defaults Upon Senior Securities...............................  14

Item 4. Submission of Matters to a Vote of Security Holders...........  14

Item 5. Other Information.............................................  14

Item 6. Exhibits and Reports on Form 8-K..............................  14

ITEM 1.  FINANCIAL STATEMENTS

                         STYLING TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                   December 31,    September 30,
                                                      1996             1997
                                                   ------------    -------------
                                                                   (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $ 4,492,000    $ 1,389,000
  Accounts receivable, net of allowance for
   doubtful accounts of $427,000 at December
   31, 1996 and September 30, 1997                    1,640,000      8,596,000
  Inventories, net                                    2,635,000      4,601,000
  Prepaid expenses and other current assets             292,000      1,308,000
                                                    -----------    -----------
       Total current assets                           9,059,000     15,894,000
                                                    -----------    -----------
PROPERTY AND EQUIPMENT, net                           1,125,000      1,559,000

GOODWILL AND OTHER                                   22,050,000     43,880,000
                                                    -----------    -----------
       Total assets                                 $32,234,000    $61,333,000
                                                    ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                  $ 3,000,000    $ 2,819,000
  Accrued liabilities                                 1,518,000      2,981,000
  Current portion of long-term debt                      83,000      3,100,000
                                                    -----------    -----------
       Total current liabilities                      4,601,000      8,900,000
                                                    -----------    -----------
LONG-TERM DEBT, less current portion                  2,316,000     23,792,000
                                                    -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value, 1,000,000
    shares authorized, no shares issued
    and outstanding                                          --             --
  Common stock, $.0001 par value, 10,000,000
    shares authorized, 4,756,554 shares issued
    and 3,948,703 outstanding at December 31, 1996;
    and September 30, 1997                                1,000          1,000
  Additional paid-in capital                         27,455,000     27,866,000
  Retained earnings (deficit)                          (339,000)     2,574,000
  Treasury stock                                     (1,800,000)    (1,800,000)
                                                    -----------    -----------
       Total stockholders' equity                    25,317,000     28,641,000
                                                    -----------    -----------
       Total liabilities and stockholders' equity   $32,234,000    $61,333,000
                                                    ===========    ===========
              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                         STYLING TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                   Predecessor's Three Months Ended
                                         September 30, 1996                | Three Months
                              -------------------------------------------  |    Ended
                                             Body                          | September 30,
                                 Gena       Drench        JDS      KII     |     1997
                              ----------  ----------   --------  --------  | -----------
NET SALES                     $2,401,000  $1,705,000   $775,000  $295,000  | $10,669,000
                                                                           |
COST OF SALES                  1,337,000   1,063,000    356,000   135,000  |   4,867,000
                              ----------  ----------   --------  --------  | -----------
   Gross profit                1,064,000     642,000    419,000   160,000  |   5,802,000
                                                                           |
SELLING, GENERAL AND                                                       |
  ADMINISTRATIVE EXPENSES        672,000   1,001,000    373,000   158,000  |   3,574,000
                              ----------  ----------   --------  --------  | -----------
   Income from operations        392,000    (359,000)    46,000     2,000  |   2,228,000
                                                                           |
INTEREST EXPENSE (INCOME) AND                                              |
OTHER, NET                            --      60,000    (63,000)   27,000  |     777,000
                              ----------  ----------   --------  --------  | -----------
   Income (loss) before                                                    |
   income taxes                  392,000    (419,000)   109,000   (25,000) |   1,451,000
                                                                           |
PROVISION FOR (BENEFIT FROM)                                               |
INCOME TAXES                     124,000    (159,000)    41,000        --  |     623,000
                              ----------  ----------   --------  --------  | -----------
                                                                           |
   Net income (loss)          $  268,000  $ (260,000)  $ 68,000  $(25,000) | $   828,000
                              ==========  ==========   ========  ========  | ===========
WEIGHTED AVERAGE SHARES                                                    |
 OUTSTANDING:                                                              |
 Primary                                                                   |   4,146,000
 Fully diluted                                                             |   4,209,000
                                                                           |
NET INCOME PER COMMON SHARE:                                               |
  Primary                                                                  | $       .20
                                                                           | ===========
  Fully diluted                                                            | $       .20
                                                                           | ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         STYLING TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                     Predecessor's Nine Months Ended
                                           September 30, 1996                  | Nine Months
                              ----------------------------------------------   |    Ended
                                            Body                               | September 30,
                                 Gena      Drench        JDS          KII      |    1997
                              ----------  ---------   --------      --------   | -----------
NET SALES                     $6,753,000  $8,291,000  $2,440,000   $1,031,000  | $25,585,000
                                                                               |
COST OF SALES                  3,873,000   4,528,000   1,031,000      478,000  |  11,347,000
                              ----------  ----------  ----------   ----------  | -----------
   Gross profit                2,880,000   3,763,000   1,409,000      553,000  |  14,238,000
                                                                               |
SELLING, GENERAL AND                                                           |
  ADMINISTRATIVE EXPENSES      2,050,000   3,403,000   1,301,000      487,000  |   8,305,000
                              ----------  ----------  ----------   ----------  | -----------
   Income from operations        830,000     360,000     108,000       66,000  |   5,933,000
                                                                               |
INTEREST EXPENSE (INCOME) AND                                                  |
OTHER, NET                        30,000      69,000     (44,000)      66,000  |     951,000
                              ----------  ----------  ----------   ----------  | -----------
   Income  before income                                                       |
   taxes                         800,000     291,000     152,000           --  |   4,982,000
                                                                               |
PROVISION FOR INCOME TAXES       268,000     111,000      58,000           --  |   2,069,000
                              ----------  ----------  ----------   ----------  | -----------
   Net income                 $  532,000  $  180,000  $   94,000   $       --  | $ 2,913,000
                              ==========  ==========  ==========   ==========  | ===========
WEIGHTED AVERAGE SHARES                                                        |
 OUTSTANDING:                                                                  |
  Primary                                                                      |   4,092,000
  Fully diluted                                                                |   4,180,000
                                                                               |
NET INCOME PER COMMON SHARE:                                                   |
  Primary                                                                      | $       .71
                                                                               | ===========
  Fully diluted                                                                | $       .70
                                                                               | ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         STYLING TECHNOLOGY CORPORATION
                CONDENSED STATEMENTS OF CASH FLOWS - PREDECESSORS
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)

                                                              Body
                                                  Gena       Drench        JDS         KII
                                               ---------   ----------   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                   $ 532,000  $   180,000   $  94,000   $      --
  Adjustments to reconcile net income to net
   cash used in operating activities-
     Depreciation and amortization               344,000       87,000      10,000      20,000
  Changes in assets and liabilities-
     Accounts receivable                          72,000     (628,000)     37,000     (29,000)
     Inventory                                   281,000    1,026,000     (24,000)     30,000
     Prepaids and other assets                  (172,000)     138,000     (18,000)      2,000
     Accounts payable and
      accrued liabilities                        (99,000)     419,000      43,000      98,000
                                               ---------  -----------   ---------   ---------
       Net cash provided by operating
        activities                               958,000    1,222,000     142,000     119,000
                                               ---------  -----------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment    (202,000)     (15,000)      3,000          --
                                               ---------  -----------   ---------   ---------

       Net cash used in investing activities    (202,000)     (15,000)      3,000          --
                                               ---------  -----------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Note Payable                                  (274,000)          --          --          --
  Bank Overdraft                                      --     (165,000)         --          --
  Payments of long-term debt                      82,000           --     (87,000)   (215,000)
  Net payments to parent                              --   (1,042,000)         --          --
                                               ---------  -----------   ---------   ---------
       Net cash used in financing activities    (192,000)  (1,207,000)    (87,000)   (215,000)

INCREASE IN CASH                                 564,000           --      58,000     (96,000)

CASH, beginning of period                             --           --      27,000      96,000
                                               ---------  -----------   ---------   ---------
CASH, end of period                            $ 564,000  $        --   $  85,000   $      --
                                               =========  ===========   =========   =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         STYLING TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $  2,913,000
  Adjustments to reconcile net income to net cash used in
    operating activities -
      Depreciation and amortization                            1,147,000
      Interest accretion on note payable                         128,000
    Changes in assets and liabilities -
      Accounts receivable                                     (5,758,000)
      Inventory                                                  293,000
      Prepaid  expenses and other assets                        (559,000)
      Accounts payable and accrued liabilities                  (904,000)
                                                            ------------

         Net cash used in operating activities                (2,740,000)
                                                            ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of acquired businesses, net of cash acquired      (22,130,000)
  Purchases of property, plant & equipment                      (333,000)

         Net cash used in investing activities               (22,463,000)
                                                            ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of long term debt                                   (854,000)
  Proceeds from credit facility, net of financing costs       22,954,000

         Net cash provided by financing activities            22,100,000
                                                            ------------
DECREASE IN CASH AND CASH EQUIVALENTS                         (3,103,000)

CASH AND CASH EQUIVALENTS, beginning of period                 4,492,000
                                                            ------------

CASH AND CASH EQUIVALENTS, end of period                    $  1,389,000
                                                            ============


              The accompanying notes are a integral part of these
                  condensed consolidated financial statements.

                         STYLING TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. FORMATION OF THE COMPANY

   ACQUISITIONS AND INITIAL PUBLIC OFFERING

Styling Technology Corporation (the Company) was formed in June 1995. From June 1995 through November 26, 1996, the Company conducted no operations and its only activities related to negotiating acquisitions and related financing. During November 1996, the Company completed an initial public offering (the Offering) of 3,115,852 shares of its common stock. Simultaneously with the consummation of the Offering, the Company acquired in separate transactions four businesses
(collectively, the Acquired Businesses) that develop, produce, and market professional salon products.

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

During March 1997, the Company acquired inventory and other assets of the Utopia line of high-end tanning products from Creative Laboratories, Inc. for approximately $350,000. Effective June 26, 1997, the Company acquired U.K. ABBA Products, Inc., a producer and marketer of an aromatherapy-based line of hair products, for $20,000,000 (see Note 3).

NOTE 2. BASIS OF PRESENTATION

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

NOTE 3. ACQUISITION OF U.K. ABBA PRODUCTS, INC.

Effective June 26, 1997, the Company acquired all of the issued and outstanding capital stock of U.K. ABBA Products, Inc., (ABBA), a producer of a proprietary line of aromatherapy-based professional hair care products. The Company paid a purchase price of $20,000,000 for the stock of ABBA. This transaction was accounted for using the purchase method of accounting.

The following unaudited pro forma summary includes the combined results of operations of the Company and ABBA as if the acquisition had occurred at the beginning of 1997, after giving effect to certain pro forma adjustments permitted by the disclosure requirements of Accounting Principles Board Opinion No. 16, BUSINESS COMBINATIONS. These adjustments include only the effect of amortization of goodwill, interest expense that would have been incurred to finance the purchase and the estimated related income tax effects. The pro forma financial data is for informational purposes only, and is not necessarily indicative of the results of operations as they would have been had the transaction been effected on January 1, 1997, and is also not necessarily indicative of future operating results.

For the six months ended June 30, 1997, pro forma net sales were $20,658,000, income from operations was $3,724,000, net income was $1,297,000 and earnings per share was $0.32.

In connection with the acquisition of ABBA, the Company entered into a six-year, $28.0 million senior credit facility (the Credit Facility) with a group of banks for whom Credit Agricole Indosuez acted as agent. The Credit Facility consists of Term Loan A, Term Loan B and a Revolving Credit Facility. Term Loan A is a $13.0 million term loan maturing in June 2002 with principal and interest payable quarterly, at the agent's prime rate plus 1.50% (10.0% at September 30,
1997). Term Loan B is a $10.0 million term loan maturing in June 2003 with principal and interest payable quarterly at the agent's prime rate plus 2.00% (10.5% at September 30, 1997). The Revolving Credit Facility, which matures in June 2002, provides for up to $5.0 million in borrowings that may be used for general corporate purposes, including working capital, acquisitions and repayment of existing indebtedness. Interest is payable quarterly at the agent's prime rate plus 1.50% (10.0% at September 30, 1997). As of September 30, 1997, there was $1.5 million outstanding under the Revolving Credit Facility. Under the Credit Facility, the Company may prepay all or part of the loan amounts at any time, without penalty. As a part of the financing, the Company has granted a security interest in substantially all of its assets to the agent, and recorded approximately $2.0 million in loan costs (including the fair value of 150,000 market value warrants issued to the agent), which are being amortized over the maturity period of the Credit Facility.

NOTE 4.  INVENTORY

Inventories consist of the following at:

                                       September 30,      December 31,
                                           1997              1996
                                       -------------      ------------
                                        (Unaudited)

   Raw materials & work-in-process      $1,262,000        $1,325,000

   Finished goods                        3,339,000         1,310,000
                                        ----------        ----------
                                        $4,601,000        $2,635,000

NOTE 5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 128, (SFAS No. 128), EARNINGS PER SHARE, which established a new accounting principle for accounting for earnings per share. SFAS No. 128 is effective for the Company's fiscal year ended December 31, 1998. When adopted, SFAS No. 128 will require restatement of prior years' earning per share. The pro forma SFAS No. 128 earnings per share is as follows for all periods presented.
                          Three Months      Nine Months
                              Ended            Ended
                          September 30,    September 30,
                              1997             1997
                          -------------    -------------
        Basic EPS            $ .21            $ .74
        Diluted EPS            .20              .71


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

          The Company was founded in June 1995 and commenced operations on November 26, 1996. On that date, simultaneous with the consummation of an initial public offering, the Company acquired four professional salon products businesses (the Acquired Businesses) that, on a combined basis, have a diversified line of well-established, brand-name salon products. In March 1997, the Company acquired the Utopia line of premium tanning products from Creative Laboratories, Inc. Effective June 26, 1997, the Company acquired U.K. ABBA Products, Inc. (ABBA), a producer and marketer of an aromatherapy-based line of hair products, for $20,000,000.

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

RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997

        The Company earned net income of $828,000, or $0.20 per share, for the three months ended September 30, 1997. The Company earned net income of $2,913,000, or $0.71 per share, for the nine months ended September 30, 1997. These results mark significant improvement over the operating results of the Acquired Businesses during the same period in 1996. The Company attributes the improvement in net income during the three and nine months ended September 30, 1997 primarily to the successful implementation of a key component of its business strategy, the enhancement of operating efficiencies of the Acquired Businesses and subsequent acquisitions. Prior year financial information for the Acquired Businesses presented and discussed herein excludes the operating results of Utopia and ABBA which were acquired during 1997.

        Net sales amounted to $10,669,000 for the three months ended September 30, 1997, compared to combined net sales for the Acquired Businesses of $5,176,000 for the three months ended September 30, 1996. Net sales amounted to $25,585,000 for the nine months ended September 30, 1997, compared to combined net sales for the Acquired Businesses of $18,515,000 for the nine months ended September 30, 1996. The $7,070,000, or 38%, increase in sales was partly the result of increased sales of the Company's Body Drench, Gena, and JDS product lines as compared to the sales achieved by the individual Acquired Businesses in the same period during 1996. In addition, the three and nine months ended September 30, 1997 include the operating results of ABBA from June 26, 1997 to September 30, 1997. For the three months ended September 30, 1997, net sales at ABBA were higher than expected due to a successful launch of its "Botanical High" line of volumizing products and seasonal promotions which partially offset the expected seasonal impact of Body Drench's line of indoor tanning products. Shipments related to the 1998 tanning season are expected to begin in December 1997.

        Cost of sales amounted to $4,867,000, or 46% as a percentage of net sales, for the three months ended September 30, 1997, compared to $2,891,000, or 56% as a percentage of the combined net sales of the Acquired Businesses, for the three months ended September 30, 1996. Cost of sales amounted to $11,347,000, or 44% as a percentage of net sales, for the nine months ended September 30, 1997, compared to $9,910,000, or 54% as a percentage of the combined net sales of the Acquired Businesses, for the nine months ended
September 30, 1996. As a result of the foregoing, the Company realized gross profit for the three months and nine months ended September 30, 1997, of
$5,802,000,  or  54%,  and  $14,238,000,  or  56%,  respectively,   compared  to
$2,285,000, or 44%, and $8,605,000, or 46%, respectively, realized by the Acquired Businesses on a combined basis for the corresponding periods in 1996. This improvement in gross margin percentage is attributable primarily to the negotiation of reduced product costs in December 1996 with the primary supplier of the Company's Body Drench product line, as well as the consolidation of warehousing and production functions of the Gena and Alpha 9/Omni product lines at the Company's Duncanville, Texas facility. The decrease in gross margin for the three months ended September 30, 1997 compared to prior quarters is primarily the result of the seasonal impact of Body Drench's indoor tanning products.

        Selling, general, and administrative expenses were $3,574,000, or 33% as a percentage of net sales, for the three months ended September 30, 1997, compared to $2,204,000, or 43% as a percentage of the combined net sales of the Acquired Businesses, for the three months ended September 30, 1996. Selling, general, and administrative expenses were $8,305,000, or 32% as a percentage of net sales, for the nine months ended September 30, 1997, compared to $7,241,000, or 39% as a percentage of the combined net sales of the Acquired Businesses, for the nine months ended September 30, 1996. This improvement in selling, general, and administrative expenses as a percentage of net sales is primarily attributable to the elimination of duplicative management and other personnel, the consolidation of certain accounting, human resources, and other administrative functions of the Acquired Businesses and subsequent acquisitions, and is partially offset by non-cash goodwill amortization resulting from acquisitions and increased costs of operating as a public company.

        The provision for income taxes for the three months and nine months ended September 30, 1997 amounted to $623,000 and $2,069,000, respectively, which represents an effective tax rate of approximately 43% and 42%, respectively. The higher effective tax rate for the quarter ended September 30, 1997 is primarily attributable to the income tax effect of goodwill associated with the ABBA acquisition.

        Earnings before interest, taxes, depreciation, and amortization (EBITDA) was $2,797,000 for the three months ended September 30, 1997, compared to $386,000 on a combined basis for the Acquired Businesses. EBITDA was $8,132,000 for the nine months ended September 30, 1997, compared to $1,825,000 on a combined basis for the Acquired Businesses as a result of the factors described above. EBITDA is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of operating performance or to net cash provided by operating activities as a measure of liquidity. The Company believes EBITDA is a measure commonly reported and widely used by analysts, investors, and other interested parties who monitor performance of companies that employ a consolidation or "roll-up" strategy. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other consolidators.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's working capital position increased to $6,994,000 at September 30, 1997 from $4,458,000 at December 31, 1996. The increase of $2,536,000 is primarily due to the Company's results of operations for the nine months ended September 30, 1997. The Company's working capital at December 31, 1996 was primarily the result of the completion of an initial public offering in November 1996, which resulted in net proceeds to the Company of approximately $27,200,000, reduced by the simultaneous distribution of the cash portion of the purchase price of the Acquired Businesses of approximately $20,500,000 and the repurchase of treasury shares from a founder of the Company for $1,800,000.

        During the nine months ended September 30, 1997, the Company used $2,740,000 of cash in operating activities, which resulted primarily from the increased investment in accounts receivable and the reduction of accounts payable and accrued liabilities of $5,758,000 and $904,000, respectively. The increased investment in accounts receivable at September 30, 1997 is directly related to a substantial portion of sales for the quarter ending September 30, 1997 occurring during the month of September. The month of September included initial shipments from Body Drench's new Hydro Balancing line of personal care products as well as seasonal and other promotions generated in part from sales activity at the industry's major distributor trade show in mid-August. The lower accounts receivable balance at December 31, 1996 was due to the Company's focus on the consolidation of operations following its initial public offering and simultaneous acquisition of the Acquired Businesses in November 1996 and did not include receivables subsequently acquired in the Utopia and ABBA acquisitions. The reduction of accounts payable and accrued liabilities during the period relates primarily to the payment of liabilities assumed in the acquisition of the Acquired Businesses as well as related accrued acquisition and offering costs.

        Effective June 26, 1997, the Company acquired all of the issued and outstanding capital stock of U.K. ABBA Products, Inc., (ABBA), a producer of a proprietary line of aromatherapy-based professional hair care products. The Company paid a purchase price of $20,000,000 for the stock of ABBA. This transaction was accounted for using the purchase method of accounting.

        In connection with the acquisition of ABBA, the Company entered into a six-year, $28.0 million senior credit facility (the Credit Facility) with a group of banks for whom Credit Agricole Indosuez acted as agent. The Credit Facility consists of Term Loan A, Term Loan B, and a Revolving Credit Facility. Term Loan A is a $13.0 million term loan maturing in June 2002 with principal and interest payable quarterly, at the agent's prime rate plus 1.50% (10.0 % at September 30, 1997). Term Loan B is a $10.0 million term loan maturing in June 2003 with principal and interest payable quarterly at the agent's prime rate plus 2.00% (10.5 % at September 30,1997). The Revolving Credit Facility, which matures June 2002, provides for up to 5.0 million in borrowing that may be used for general corporate purposes, including working capital, acquisitions and repayment of existing indebtedness. Interest is payable quarterly at the agent's prime rate plus 1.50% (10.0 % at September 30, 1997). As of September 30, 1997, there was $1.5 million outstanding under the Revolving Credit Facility.

        The Company's line of credit, current cash resources and expected cash flows from operations are expected to be sufficient to fund the Company's capital needs during the next twelve months at its current level of operations, apart from capital needs resulting from acquisitions. However, the Company may be required to obtain additional capital to fund its planned growth. The Company plans to pursue strategic acquisitions to capitalize on the substantial fragmentation and growth potential existing in the professional salon products industry. The Company intends to fund its future capital needs through a combination of current cash resources, expected cash flows from operations, bank financing, seller notes payable, issuance of common stock, and additional public or private debt or equity financing. The availability of such capital resources cannot be assured and is dependent upon prevailing market conditions, interest rates, and the financial condition of the Company.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 2.   CHANGES IN SECURITIES

          Pursuant to a registration exemption under Section 4(2) of the Securities Act of 1933, the Company granted Bank Boston N.A. a warrant to purchase up to 10,000 shares of Common Stock at an exercise price of $11.375 per share on July 3, 1997 in connection with the Company's credit facility. The warrants expire in July 2002.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS.

          4.4   Form of Warrant issued to Bank Boston N.A.
          11.1  Statement regarding computation of primary earnings per share
          11.2  Statement regarding computation of fully diluted earnings per share
          27    Financial Data Schedule
-------------------
          (b)  REPORT ON FORM 8-K.

          Pursuant to a Stock Purchase Agreement dated as of June 25, 1997, the Registrant acquired all of the issued and outstanding common stock of U.K. ABBA Products, Inc., as reported on Form 8-K dated July 10, 1997 and Form 8-K/A dated July 30, 1997.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            STYLING TECHNOLOGY CORPORATION


Dated:    November 14, 1997    By: /s/ Richard R. Ross
                               -------------------------------------------------
                               Richard R. Ross
                               Chief Financial Officer, Treasurer, and Secretary
                               (Duly authorized officer of the registrant,
                               principal financial and accounting officer)