Form 10-K/A
period 1996-12-31
STYLING TECHNOLOGY CORP
filed 1998-03-20
CIK 1022832

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996       Commission file number 0-21703


                        STYLING TECHNOLOGY CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                        75-2665378
  -------------------------------                         ----------------
  (State or other jurisdiction of                         (I.R.S. employer
  incorporation or organization)                         identification no.)


           2390 East Camelback Road, Suite 435, Phoenix, Arizona 85016
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (602) 955-3353
               ---------------------------------------------------
               Registrant's telephone number, including area code:

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

                               TABLE OF CONTENTS

PART I..................................................................... 3
      ITEM 1. BUSINESS..................................................... 3
      ITEM 2. PROPERTIES................................................... 3
      ITEM 3. LEGAL PROCEEDINGS............................................ 3
      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......... 3

PART II.................................................................... 3
      ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.......................................... 3
      ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA......................... 3
      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.................................... 3
      ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................. 3
      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.......................... 3

PART III................................................................... 3
      ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......... 3
      ITEM 11. EXECUTIVE COMPENSATION...................................... 3
      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.................................................. 3
      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............. 3

PART IV.................................................................... 3
      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
               8-K......................................................... 3

SIGNATURES................................................................. 5


FINANCIAL STATEMENTS.......................................................F-1

                                     PART I

ITEMS 1 THROUGH 13.

Incorporated by reference to the Registrant's Annual Report on Form 10-K as filed on April 10, 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   Exhibits

Exhibit No.                   Description of Exhibit
------------                  ----------------------
1     Form of Underwriting Agreement(1)
3.1   Certificate of Incorporation of the Registrant(1)
3.2   Certificate of Amendment of Certificate of Incorporation(1)
3.3   Bylaws of the Registrant(1)
4.1   Specimen of Stock Certificate(1)
4.2   Specimen of Redeemable Common Stock Warrant(1)
10.1 Stock Purchase Agreement by and among Registrant and Donald N. Black, Howard Black, Barbara Black, Robert Black, Don Cottam, Jim Cottam and the Cottam Family Partnership, L.P. (shareholders) with respect to Gena Laboratories, Inc.(1)
10.2 Stock Purchase Agreement by and among Registrant and Jack Sperling and Gary Sperling (Shareholders) with respect to JDS Manufacturing Co.,Inc.(1)
10.3 Asset Purchase Agreement by and among Registrant, Designs by Norvell, Inc. and Joy Norvell Martin (Stockholder) with respect to the Body Drench division of Designs by Norvell, Inc.(1)
10.4 Asset Purchase Agreement by and among Registrant, Kotchammer Investments, Inc. and the Hammer Family Living Trust, The Jones Family Trust and Gerald Kotch (Stockholders)(1)
10.5 Employment Agreement between Registrant and Sam L. Leopold(1) 10.6 Employment Agreement between Registrant and Thomas M. Clifford(1) 10.7 Employment Agreement between Registrant and David E. Ziegler(1) 10.8 Form of Employment Agreement between Registrant and Richard E. Norvell(1)
10.9  Form of Employment Agreement between Registrant and Gerald L. Kotch( 1)
10.10 Employment Agreement between Registrant and Donald L. Black(1) 10.11 1996 Stock Option Plan(1) 10.12 Stock Repurchase Agreement, as amended, between Registrant and Kenneth S. Bernstein(1)
10.13 Bridge Note(1)

10.15 Exclusive Manufacturing Agreement between the Registrant and Amole, Incorporated (2)
11    Statement regarding computation of per share earnings (2)
21    Subsidiaries of Registrant (2)
23    Consent of Arthur Andersen LLP
27    Financial Data Schedule (2)

----------
(1)  Incorporated  by  reference  to the  Registration  Statement  on  Form  S-1
     (Registration   No.  333-12469)  filed  September  20,  1996  and  declared effective November 12, 1996.

(2)  Incorporated by reference to the Company's Form 10-K filed April 10, 1997.

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


                                                                  March 19, 1998


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                    TITLE                             DATE
---------                                    -----                             ----
By /s/ Sam L. Leopold               Chairman of the Board of Directors,      March 19, 1998
   -------------------------        President and Chief Executive Officer
      Sam L. Leopold                (Principal Executive Officer)


By /s/ Richard R. Ross              Vice President, Chief Financial
   -------------------------        Officer, Treasurer, and Secretary        March 19, 1998
       Richard R. Ross              (Principal Financial Officer)


By                                  Director
   -------------------------
       James A. Brooks


By /s/ Peter W. Burg                Director                                 March 19, 1998
   -------------------------
       Peter W. Burg


By                                  Director
   -------------------------
       Michael H. Feinstein


By /s/ Sylvan Schefler              Director                                 March 19, 1998
   -------------------------
      Sylvan Schefler

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


                                              /s/ Arthur Andersen LLP
                                              ----------------------------------
                                                  Arthur Andersen LLP



Phoenix, Arizona,
   March 21, 1997.

                         STYLING TECHNOLOGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                     December 31,   December 31,
                                                        1995           1996
                                                      ----------   ------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                           $   200     $  4,491,302
   Accounts receivable, net of allowance for doubtful
     accounts of $427,426 at December 31, 1996            --          1,640,049
   Inventory                                              --          2,634,997
   Prepaid expenses and other current assets            66,202          292,177
                                                       -------     ------------
      Total current assets                              66,402        9,058,525
                                                       -------     ------------
PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $11,011 at December 31, 1996               --        1,125,139

GOODWILL AND OTHER                                          --       22,050,720
                                                       -------     ------------
      Total assets                                     $66,402     $ 32,234,384
                                                       =======     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                     $     --      $ 2,999,909
 Accrued liabilities                                    66,202        1,518,363
 Current portion of long-term debt                          --           82,994
                                                       -------     ------------
      Total current liabilities                         66,202        4,601,266
                                                       -------     ------------
LONG-TERM DEBT, less current portion                        --        2,316,004
                                                       -------     ------------
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

                         STYLING TECHNOLOGY CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           Common Stock
                                        -----------------  Additional                                 Total
                                         Shares   Common    Paid-in                    Retained    Stockholders'
                                         Issued   Stock     Capital    Treasury Stock   Deficit       Equity
                                       ---------- ------  -----------  --------------  ---------   -------------
BALANCE, June 30, 1995 (inception)     $       --   $ --    $       --    $       --   $      --

 Issuance of common stock               1,615,702    162            38            --          --             200
                                       ----------   ----   -----------  -----------    ---------    ------------

BALANCE, December 31, 1995              1,615,702    162            38            --          --             200

 Issuance of common stock and warrants
  in Bridge financing                      20,000      1       179,310           --     (187,968)         (8,657)

 Issuance of common stock and warrants
  in initial public offering, net of
  offering costs of $1,350,822           3,115,852   312    27,226,224           --           --      27,226,536

 Issuance of common stock in KII
  acquisition                                5,000     1        49,999           --           --          50,000

 Purchase of 807,851 shares of
  treasury stock                                --    --            --    (1,800,000)         --      (1,800,000)

 Net loss for the period from
  November 27, 1996 (commencement of
  operations) to December 31, 1996              --    --            --                  (150,965)       (150,965)
                                        ----------  ----   -----------   -----------   ---------    ------------

BALANCE, December 31, 1996               4,756,554  $476   $27,455,571   $(1,800,000)  $(338,933)   $ 25,317,114
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
                                                        -----------
                                                        $ 1,125,139
                                                        ===========
(4) LONG-TERM DEBT:

Long-term debt consists of the following at December 31, 1996:

  Note payable related to the acquisition of Gena.  Imputed
  interest at 10%, secured by 200,000 shares of contingently
  issuable common stock, maturing November 26, 1998              $ 1,667,353

  Unsecured notes payable related to the acquisition of JDS, bearing interest from 8% to 10%, due quarterly, maturing
  November 26, 1998                                                  283,313

  Note payable  related to the acquisition of KII, bearing
  interest at 10%, maturing May 26, 1999, secured by
  certain assets of the Company                                      139,140

  Note payable, bearing interest at 7%, maturing in 2003,
  secured by certain property                                        309,192
                                                                 -----------
                                                                   2,398,998
     Less: current portion                                           (82,994)
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

A summary of the status of the Company's stock options at December 31, 1995 and 1996, changes during the years ended is presented in the following table:

                                               1995               1996
                                       -----------------   -----------------
                                                Weighted            Weighted
                                                 Average             Average
                                                Exercise            Exercise
                                       Options    Price    Options    Price
                                       -------  --------   -------  --------
Outstanding at beginning of period
 (June 30, 1995 and
 January 1, 1996)                           --    $ --     161,571   $  .10
   Granted                             161,571     .10      87,707    10.00
   Exercised                                --      --          --       --
   Canceled                                 --      --          --       --
                                       -------             -------

Outstanding at end of year             161,571             249,278
                                       =======             =======

Exercisable at end of year                --               18,177
                                       =======             =======
Weighted average fair value
 per share of options granted          $  1.77                       $ 5.65
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


                                              /s/ Arthur Andersen LLP
                                              ----------------------------------
                                                  Arthur Andersen LLP

Phoenix, Arizona,
   March 21, 1997.

                             GENA LABORATORIES, INC.

                                 BALANCE SHEETS

                                                       February 28, February 29,
                                                          1995         1996
                                                       -----------  -----------
                                     ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                             $  390,325   $  250,644
 Investments                                               14,999       46,500
 Accounts receivable, net of allowance for doubtful
  accounts of $120,347 and $136,093, respectively         863,208      965,615
 Inventory                                                965,335    1,213,688
 Deferred tax asset                                        99,055      131,790
                                                       ----------   ----------
      Total current assets                              2,332,922    2,608,237
                                                       ----------   ----------
PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $392,026
  and $471,771, respectively                              884,638      830,093
DEFERRED TAX ASSET, net of current portion                     --       19,870
OTHER ASSETS                                              346,866      256,770
                                                       ----------   ----------
                                                       $3,564,426   $3,714,970
                                                       ==========   ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                      $  391,381   $  382,926
 Accrued expenses                                         302,808      259,903
 Current portion of note payable to
  related parties                                          32,571       34,929
 Current portion of long-term debt                         96,056       95,248
                                                       ----------   ----------
      Total current liabilities                           822,816      773,006
                                                       ----------   ----------
NOTE PAYABLE TO RELATED PARTIES, less current portion     342,464      307,358
                                                       ----------   ----------
LONG-TERM DEBT, net of current portion                    124,186       11,518
                                                       ----------   ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $5 par value, 2,000 shares
    authorized, issued and outstanding                     10,000       10,000
   Additional paid-in capital                              88,303       88,303
   Unrealized holding loss on investment                  (35,303)      (3,802)
   Retained earnings                                    2,211,960    2,528,587
                                                       ----------   ----------
                  Total stockholders' equity            2,274,960    2,623,088
                                                       ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $3,564,426   $3,714,970
                                                       ==========   ==========

         The accompanying notes to financial statements are an integral part of these balance sheets.

                             GENA LABORATORIES, INC.

                            STATEMENTS OF OPERATIONS

                                                                  For the Period
                                    For the Years Ended            March 1, 1996
                           --------------------------------------       to
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

                             GENA LABORATORIES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                           Common Stock   Additional                 Total
                                         ---------------   Paid-in    Retained    Stockholders'
                                         Shares   Amount   Capital    Earnings      Equity
                                         ------ --------  ---------   ---------   -----------
BALANCE AT FEBRUARY 28, 1993             2,000   $10,000   $88,303    1,687,828   $1,786,131
 Net income                               --          --        --      278,486      278,486
 Net change in unrealized holding loss    --          --        --        1,006        1,006
                                         -----   -------  --------   ----------   ----------
BALANCE AT FEBRUARY 28, 1994             2,000    10,000    88,303    1,967,320    2,065,623
 Net income                               --          --        --      231,542      231,542
 Net change in unrealized holding loss    --          --        --      (22,205)     (22,205)
                                         -----   -------  --------   ----------   ----------
BALANCE AT FEBRUARY 28, 1995              2000    10,000    88,303    2,176,657    2,274,960
 Net income                               --          --        --      316,627      316,627
 Net change in unrealized holding loss    --          --        --       31,501       31,501
                                         -----   -------  --------   ----------   ----------
BALANCE AT FEBRUARY 29, 1996             2,000    10,000    88,303    2,524,785    2,623,088
 Net income for the period March 1, 1996
  to November 26, 1996                      --       --        --      528,611       528,611
 Distributions to stockholders              --       --        --     (513,000)     (513,000)
                                         -----  -------   -------   ----------   -----------
BALANCE AT NOVEMBER 26, 1996             2,000  $10,000   $88,303   $2,540,396    $2,638,699
                                         =====  =======   =======   ==========   ===========

              The accompanying notes are an integral part of these
                              financial statements.

                             GENA LABORATORIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                                   For the Period
                                                                      For the Years Ended           March 1, 1996
                                                           ----------------------------------------      to
                                                           ebruary 28,   February 28,   February 29, November 26,
                                                             1994           1995            1996        1996
                                                           ---------     -----------    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $ 278,486      $ 231,542      $ 316,627    $ 528,611
 Adjustments to reconcile net income to net
  cash used in operating activities-
   Depreciation and amortization                             114,021        155,185        168,685       37,939
   Loss on sale of securities on fixed assets                     --         32,513             --           --
   Decrease (increase) in accounts receivable                 38,647       (157,714)      (102,407)      90,671
   Decrease (increase) in inventory                          (14,638)      (118,638)      (248,353)     (24,975)
   Decrease (increase) in other assets                        80,863        (30,814)       (51,449)    (228,444)
   (Decrease) increase in accounts payable and
     accrued liabilities                                    (122,813)       210,426        (51,360)      14,157
                                                           ---------      ---------      ---------    ---------
      Net cash provided by (used in) operating activities    374,566        322,500         31,743      417,959
                                                           ---------      ---------      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                       (331,996)       (23,648)       (25,200)     (11,886)
 Cost incurred to acquire new businesses                    (180,213)      (140,000)            --           --
 Proceeds from sale of investments                                --             --             --       46,500
                                                           ---------      ---------      ---------    ---------
      Net cash provided by (used in) investing activities   (512,209)      (163,648)       (25,200)      34,614
                                                           ---------      ---------      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from (payments of) long-term debt, net             178,585       (136,668)      (146,224)    (137,098)
 Distributions to stockholders                                    --             --             --     (513,000)
                                                           ---------      ---------      ---------    ---------
      Net cash provided by (used in) financing activities    178,585       (136,668)      (146,224)    (650,098)
                                                           ---------      ---------      ---------    ---------
NET INCREASE (DECREASE) IN CASH                               40,942         22,184       (139,681)    (197,525)
CASH AND CASH EQUIVALENTS, beginning of period               327,199        368,141        390,325      250,644
                                                           ---------      ---------      ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                   $ 368,141      $ 390,325      $ 250,644    $  53,119
                                                           =========      =========      =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid                                             $   8,325      $  54,401      $  43,259    $  23,871
                                                           =========      =========      =========    =========
 Income taxes paid                                         $ 137,580      $ 127,609      $ 232,417    $ 195,860
                                                           =========      =========      =========    =========
FIXED ASSETS AND NEW BUSINESSES ACQUIRED
   THROUGH FINANCING TRANSACTIONS                          $ 528,449      $  24,911      $      --    $      --
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

The components of the income tax provision consist of the following:

                                                                  For the Period
                                                                   March 1, 1996
                                  For the Years                         to
                  February 28,  Ended February 28,  February 29,    November 26,
                     1994            1995              1996            1996
                  -----------   -----------------   ------------    -----------
Current:
 Federal           $ 134,927      $ 139,468           $208,499       $303,501
 State                18,699         19,329             28,896         42,054
                   ---------      ---------           --------       --------
                     153,626        158,797            237,395        345,555
Deferred provision
 (benefit)             4,987        (29,191)           (52,605)       (48,211)
                   ---------      ---------           --------       -------
Provision for
 income taxes      $ 158,613      $ 129,606           $184,790       $297,344
                   =========      =========           ========       ========

The components of deferred taxes are as follows:

                                                   February 28,   February 29,
                                                      1995            1996
                                                    ---------      ---------
Deferred tax assets:
  Inventory reserve                                 $  6,707      $  8,376
  Uniform inventory cost capitalization               50,233        62,739
  Capital losses in excess of capital gains            1,544        10,362
  Allowance for doubtful accounts                     44,492        50,314
  Amortization                                        15,773        38,586
                                                    --------      --------
      Total gross deferred tax assets                118,749       170,377
                                                    --------      --------
Deferred tax liabilities:
  Depreciation                                       (19,694)      (18,717)
                                                    --------      --------
      Total gross deferred tax liabilities           (19,694)      (18,717)
                                                    --------      --------
      Net deferred tax asset                        $ 99,055      $151,660
                                                    ========      ========

The following is a reconciliation of income taxes provided at the federal statutory rate with income taxes recorded by the Company:

                                                                         For the Period
                                              For the Years Ended         March 1, 1996
                                   -------------------------------------       to
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

Lease commitments related primarily to a warehouse space lease are as follows:

Year Ending
February 28,                                       Total
------------                                     --------
1997                                             $ 41,100
1998                                               41,100
1999                                               41,100
2000                                               41,100
2001                                               41,100
Thereafter                                        202,500
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


                                              /s/ Arthur Andersen LLP
                                              ----------------------------------
                                                  Arthur Andersen LLP



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

                                   BODY DRENCH
                    (A DIVISION OF DESIGNS BY NORVELL, INC.)

                            STATEMENTS OF OPERATIONS

                                                                 For the Period
                                                                 January 1, 1996
                                 Years ended December 31,              to
                         --------------------------------------   November 26,
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

                                   BODY DRENCH
                    (A DIVISION OF DESIGNS BY NORVELL, INC.)

                            STATEMENTS OF CASH FLOWS

                                                                                 For the Period
                                                                                    January 1,
                                                          For the Years Ended          1996
                                                             December 31,               to
                                              ---------------------------------     November 26,
                                                1993         1994       1995           1996
                                              ---------  -----------  ---------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                            $ 327,712  $   446,303  $ 293,599  $  (137,311)
 Adjustments to reconcile net income to net
   cash used in operating activities-
     Depreciation                                67,244       36,619     51,752       94,963
 Changes in operating assets and liabilities:
   Accounts receivable, net                     (49,548)  (1,099,273)   161,082      274,164
   Inventories                                 (224,184)  (2,024,887)   (25,873)
   Other, net                                    (5,127)       2,084   (145,561)   1,167,937
   Accounts payable                             516,725      783,427    670,683      158,304
   Accrued expenses                             177,767       33,284    (38,733)    (258,849)
                                              ---------  -----------  ---------  -----------
      Net cash provided by (used in)
        operating activities                    810,589   (1,822,443)   966,949    1,299,208
                                              ---------  -----------  ---------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment                         (62,436)     (53,666)  (200,498)     (12,502)
                                              ---------  -----------  ---------  -----------

      Net cash provided by (used in)
        investing activities                    (62,436)     (53,666)  (200,498)     (12,502)
                                              ---------  -----------  ---------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Bank overdraft                                      --      651,953   (377,143)      25,004
 Net payments to/receipts from parent          (748,153)   1,224,156   (389,308)  (1,311,710)
                                              ---------  -----------  ---------  -----------
      Net cash provided by (used in)
        financing activities                   (748,153)   1,876,109   (766,451)  (1,286,706)
                                              ---------  -----------  ---------  -----------
NET CHANGE IN CASH                                   --           --         --           --
                                              ---------  -----------  ---------  -----------
CASH, beginning of period                            --           --         --           --
                                              ---------  -----------  ---------  -----------
CASH, end of period                           $      --  $        --  $      --  $        --
                                              =========  ===========  =========  ===========

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


                                              /s/ Arthur Andersen LLP
                                              ----------------------------------
                                                  Arthur Andersen LLP

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

                           JDS MANUFACTURING CO., INC.

                            STATEMENTS OF OPERATIONS

                                                                    For the Period
                                                                    October 1, 1996
                                  For the Years Ended September 30,       to
                                 ----------------------------------  November 26,
                                    1994        1995         1996       1996
                                 ----------  ----------  ---------- --------------
SALES                            $3,577,779  $3,367,599  $3,113,682   $613,142

COST OF SALES                     1,651,965   1,550,155   1,407,128    275,513
                                 ----------  ----------  ----------   --------

      Gross profit                1,925,814   1,817,444   1,706,554    337,629

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES        1,981,928   1,843,871   1,614,505    257,784
                                 ----------  ----------  ----------   --------
      Income (loss) from
        operations                  (56,114)    (26,427)     92,049     79,845

OTHER INCOME, net                    44,191      41,951      35,272      1,263
                                 ----------  ----------  ----------   --------

INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAXES                 (11,923)     15,524     127,321     81,108

PROVISION FOR INCOME TAXES            4,571       6,950      58,345     35,688
                                 ----------  ----------  ----------   --------

NET INCOME (LOSS)                $  (16,494) $    8,574  $   68,976   $ 45,420
                                 ==========  ==========  ==========   ========

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

                           JDS MANUFACTURING CO., INC.

                            STATEMENTS OF CASH FLOWS

                                                                                   For the Period
                                                                                   October 1, 1996
                                                 For the Years Ended September 30,      to
                                                 ---------------------------------  November 26,
                                                   1994        1995        1996         1996
                                                 --------    --------    ---------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                               $(16,494)  $  8,574   $  68,976    $  45,420
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities-
   Depreciation                                    18,735     15,661      14,628        1,439
   Decrease (increase) in accounts receivable      (4,438)    89,139      16,560     (172,645)
   Decrease (increase) in inventory                14,441    (34,089)     55,207       47,329
   Decrease (increase) in other assets            (33,786)   (35,112)    (26,325)     (19,756)
   Increase (decrease) in accounts payable and
    accrued expenses                                4,263    (47,256)    (15,700)      57,480
                                                 --------   --------   ---------    ---------
      Net cash provided by (used in)
       operating activities                       (17,279)    (3,083)    113,346      (40,733)
                                                 --------   --------   ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                             (10,582)    (8,203)     (3,493)      (1,912)
                                                 --------   --------   ---------    ---------

      Net cash used in investing activities       (10,582)    (8,203)     (3,493)      (1,912)
                                                 --------   --------   ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from (payments to) shareholder notes
   payable, net                                    24,012     (5,692)    (81,990)     (14,748)
                                                 --------   --------   ---------    ---------
      Net cash provided by (used in)
       financing activities                        24,012     (5,692)    (81,990)     (14,748)
                                                 --------   --------   ---------    ---------

NET INCREASE (DECREASE) IN CASH                    (3,849)   (16,978)     27,863      (57,393)

CASH, beginning of period                          78,224     74,375      57,397       85,260
                                                 --------   --------   ---------    ---------

CASH, end of period                              $ 74,375   $ 57,397   $  85,260    $  27,867
                                                 ========   ========   =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
  Interest paid                                  $ 36,134   $ 35,589   $  39,030    $      --
                                                 ========   ========   =========    =========

  Income taxes paid                              $  4,090   $  4,571   $   7,000    $  53,896
                                                 ========   ========   =========    =========
EXCHANGE OF OTHER ASSET FOR REDUCTION IN
    SHAREHOLDER NOTES PAYABLE                    $     --   $     --   $      --    $ 136,404
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


                                              /s/ Arthur Andersen LLP
                                              ----------------------------------
                                                  Arthur Andersen LLP

Phoenix, Arizona,
   March 21, 1997.

                          KOTCHAMMER INVESTMENTS, INC.

                                  BALANCE SHEET
                                                               December 31,
                                                                   1995
                                                               ------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                    $  96,364
   Accounts receivable                                            136,971
   Inventory, net                                                 403,730
   Prepaid expenses and other                                      21,799
                                                                ---------
      Total current assets                                        658,864
                                                                ---------

PROPERTY AND EQUIPMENT, net                                        75,472

OTHER ASSETS                                                        1,026
                                                                ---------
                                                                $ 735,362
                                                                =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                              $ 14,015
   Accrued expenses                                               121,183
   Line of credit                                                 215,000
   Current portion of notes payable to shareholders               270,000
                                                                 --------
      Total current liabilities                                   620,198
                                                                 --------
NOTES PAYABLE TO SHAREHOLDERS, net of current
   portion                                                        340,000
                                                                 --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Common stock, $20 par value, 2,500 shares authorized,
     2,500 shares issued and outstanding                           50,000
   Retained deficit                                              (274,836)
                                                                ---------
        Total stockholders' deficit                              (224,836)
                                                                ---------
        Total liabilities and stockholders' deficit             $ 735,362
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

                          KOTCHAMMER INVESTMENTS, INC.

                            STATEMENTS OF CASH FLOWS


                                                                 For the Period
                                                     For the     January 1, 1996
                                                    Year Ended         to
                                                    December 31,   November 26,
                                                        1995           1996
                                                    -----------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                            $(134,919)   $  (2,294)
 Adjustments to reconcile net loss to net
  cash used in operating activities-
   Depreciation                                         23,436       19,203
   Decrease (increase) in accounts receivable           43,004      (19,111)
   Decrease (increase) in inventory                    (45,278)      51,566
   Decrease in prepaids and other assets                63,372        6,502
   Increase (decrease) in accounts payable and
    accrued liabilities                                (43,234)      89,960
                                                     ---------    ---------
       Net cash provided by (used in)
         operating activities                          (93,619)     145,826
                                                     ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                  (17,215)          --
                                                     ---------    ---------
       Net cash used in investing activities           (17,215)          --
                                                     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from (payments to) shareholder notes
   payable, net                                        100,000           --
   Proceeds from (payments to) line of credit, net      (5,000)    (215,000)
                                                     ---------    ---------
       Net cash (used in) provided by
         financing activities                           95,000     (215,000)
                                                     ---------    ---------

NET DECREASE IN CASH                                   (15,834)     (69,174)

CASH, beginning of period                              112,198       96,364
                                                     ---------    ---------

CASH, end of period                                  $  96,364    $  27,190
                                                     =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Interest paid                                      $  72,916    $      --
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