Form 10-K405
period 1997-12-31
STYLING TECHNOLOGY CORP
filed 1998-03-31
CIK 1022832

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NUMBER 0-21703

                         STYLING TECHNOLOGY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      75-2665378
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

          2390 EAST CAMELBACK ROAD, SUITE 435, PHOENIX, ARIZONA 85016
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (602) 955-3353

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE
                              TITLE OF EACH CLASS

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.0001 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 27, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average sales price of such stock as of such date on the Nasdaq National Market, was $69,358,931. A total of 870,400 shares of Common Stock held by an institutional investor have been included. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

     As of March 27, 1998, there were 4,034,703 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the registrant's 1998 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.
================================================================================

                         STYLING TECHNOLOGY CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                       PART I

ITEM 1.     BUSINESS....................................................    1
ITEM 2.     PROPERTIES..................................................   17
ITEM 3.     LEGAL PROCEEDINGS...........................................   17
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   17

                                      PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.........................................   18
ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA........................   18
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................   20
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK........................................................
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   32
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................   32

                                      PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   32
ITEM 11.    EXECUTIVE COMPENSATION......................................   32
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................   33
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   33

                                      PART IV

ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
            8-K.........................................................   33
SIGNATURES..............................................................   36
FINANCIAL STATEMENTS....................................................  F-1

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     The Company develops, produces, and markets professional salon products. The Company offers a diversified line of well-established, brand-name professional salon products across all salon product categories, including hair care, nail care, and skin and body care products, as well as salon appliances and salonwear. The Company sells its products primarily to beauty and tanning supply distributors, beauty salon chains, and beauty supply outlets, and, to a lesser extent, to spas, resorts, and health and country clubs throughout the United States as well as in Canada, Mexico, Europe, Latin America, Australia, and Asia. The Company's products are manufactured primarily by third parties, generally utilizing the Company's formulations, designs, and molds.

     The Company currently sells more than 400 different products under nine principal brand names, including ABBA Pure and Natural Hair Care(R), Alpha9(R), Body Drench(R), Clean + Easy(R), Gena(R), Omni P.O. Professionals Only(R), One Touch(R), Suntopia(TM), and SRC(TM). In the United States, the Company markets its extensive line of salon products through professional salon industry distribution channels to more than 2,500 customers, consisting of beauty supply distributors, tanning supply distributors, beauty salon chains, and beauty supply outlets. The Company also markets its products directly to more than 3,000 spas, resorts, and health and country clubs through its in-house sales force. Internationally, the Company sells its products primarily through international beauty distributors.

     The Company has grown its business, expanded its product offerings, and strengthened its distribution channels, principally through acquisitions. The Company acquired four professional salon product businesses in November 1996, simultaneously with the Company's initial public offering. Prior to that time, the Company had conducted no operations. The four professional salon product businesses acquired by the Company were (i) Gena Laboratories, Inc. ("Gena"), a producer and marketer of professional natural nail care products, pedicure products, skin care products, including paraffin therapy products and, to a lesser extent, hair care products; (ii) the Body Drench division ("Body Drench") of Designs by Norvell, Inc. ( "DBN"), a producer and marketer of high-end professional tanning, moisturizing, and personal care products; (iii) JDS Manufacturing Co., Inc. ("JDS"), a producer and marketer of acrylic and fiberglass nail enhancement products; and (iv) Kotchammer Investments, Inc. (dba Styling Research Company) ("KII"), a marketer of high-end salon appliances (such as curling irons and blow dryers) and salon wear (such as capes and aprons).

     During 1997, the Company further expanded its product offerings by acquiring three professional salon product businesses to complement the Company's operations. In March 1997, the Company acquired the "Utopia" line of indoor tanning products now sold under the "Suntopia" brand name from Creative Laboratories, Inc. In June 1997, the Company purchased U.K. ABBA Products, Inc. ("ABBA"), which produces a proprietary line of aromatherapy-based professional hair care products. In December 1997, the Company acquired the Clean + Easy and One Touch product lines of Inverness Corporation and Inverness (UK) Limited, consisting of salon and retail hair removal apparatus and products marketed under the "Clean + Easy" and "One Touch" brand names.

     Through these seven strategic transactions, the Company has acquired an extensive network of strong distribution relationships, experienced sales forces, established marketing and salon industry education programs, significant production and sourcing capabilities, and experienced management personnel with extensive relationships in the professional salon products industry. On a pro forma basis, total revenue of the Company would have been approximately $51 million and $63 million in 1996 and 1997, respectively, assuming the acquisitions had taken place on January 1, 1996.

     The Company's objective is to become a dominant developer, producer, and marketer of professional salon products in the United States and internationally. Key aspects of the Company's strategy to achieve this objective are as follows: (i) pursuing acquisitions to capitalize on the substantial fragmentation and growth potential existing in the professional salon products industry, (ii) enhancing operational efficiencies of acquired businesses; (iii) leveraging its well-established domestic and international distribution channels; (iv) expanding the distribution of its products in international markets; and (v) capitalizing on the brand-name recognition of its product lines by introducing new products and formulations under these brand names.

     The Company was incorporated in June 1995 in Delaware. The Company's principal executive offices are located at 2390 East Camelback Road, Suite 435, Phoenix, Arizona 85016, and its telephone number is (602) 955-3353. As used herein, the "Company" means Styling Technology Corporation and its subsidiaries.

INDUSTRY OVERVIEW

     Professional salon products consist of hair care, nail care, and skin and body care products as well as salon appliances and sundries that are used by salon professionals in rendering salon services to their clients. Many professional salon products also are retailed to clients and other customers of salons, resorts, spas, health and country clubs, and beauty supply outlets, typically upon the advice of a salon professional who recommends products to address the client's individual needs.

     Professional hair care products include shampoo, conditioner, styling gel, glaze, mousse, hair spray, permanent, hair relaxer, and hair color products. Professional nail care products include fiberglass and acrylic nail enhancement solutions applied by the salon professional in rendering the nail service and the accessories used by the professional to apply the solutions; natural nail care and pedicure solutions and accessories; and polishes. Skin and body care products include body lotions, tanning products, cosmetics, skin moisturizers, hair removal and depilatory products, and other personal care products (such as shaving creams and antiperspirants) used by salon professionals in rendering salon services (such as facials, manicures, pedicures, leg and body waxing, paraffin therapy, aromatherapy, and thermo-therapy) or available for use by patrons of tanning salons, spas, resorts, and health and country clubs. Professional salon appliances and sundries include hair dryers, curling irons, brushes, furniture, and salonwear (such as capes).

     As the users and "prescribers" of professional salon products, salon professionals typically select professional salon products on the basis of the benefits and performance rather than price, which is passed on to the salon client as part of the price of the salon service or is paid directly by the salon client if the product is retailed. In addition, beauty and fashion trends impact the professional salon industry. As a result of performance-based or fashion-trend purchase decisions, suppliers of professional salon products market their products primarily by educating wholesale distributors and salon professionals as to the uses and benefits of their products as well as current industry trends. The prescriptive nature of the professional salon industry typically fosters greater brand loyalty, and professional salon products typically have higher profit margins than the mass-marketed beauty products as a result of relative price insensitivity.

     The professional salon products industry has grown significantly during the last several years, which the Company believes has resulted from more frequent use of salon services by each salon client and the growth and aging of the United States population. According to industry sources, professional salon industry revenue (including revenue from salon services and from sales of salon products) for 1996 was approximately $40 billion in the United States and $80 billion worldwide. The Company believes that between 10% and 30% of salon revenue results from the resale of professional salon products by salons. Industry sources estimate that there currently are more than 200,000 licensed beauty salons and 1.8 million licensed cosmetologists in the United States and approximately 127 million client visits to salons each month.

     The professional salon products industry is highly fragmented, with approximately 700 firms selling such products domestically. Many companies serving the professional salon products market are small and often are either owner-operated or are operated ancillary to another business. According to Vi Nelson & Associates, Inc., a consulting firm specializing in the professional salon industry, most of the salon product companies generate less than $10 million in sales. However, numerous companies in the industry have sales significantly greater than $10 million. Most of these companies serve only a single product segment of the professional salon products market. For example, most companies offering professional salon hair care products do not also offer nail and skin care products. The Company believes that there are many attractive acquisition candidates in the professional salon industry because of the highly fragmented nature of the industry, the need of industry participants for capital, and their owners' desire for liquidity. Based on the industry experience of its management, the Company believes it is the only company taking advantage of this fragmentation by targeting the acquisition of professional salon product companies as a central component of its business strategy.

STRATEGY

     The Company's objective is to become a dominant developer, producer, and marketer of professional salon products in the United States and internationally. Key aspects of the Company's strategy to achieve this objective are as follows:

  Pursuing Strategic Acquisitions

     The Company seeks to acquire professional salon product companies possessing complementary salon products with well-recognized brand names and strong distribution channels to capitalize on the substantial fragmentation and growth potential existing in the professional salon products industry. The Company evaluates acquisition candidates based on their potential to broaden the Company's product lines, expand the geographical scope of its distribution network into new markets, or achieve increased value from the Company's marketing, distribution, and product development capabilities as well as from its capital and management resources. The Company also considers the quality of an acquisition candidate's management, its historical operating results and future earnings potential, the size and anticipated growth of the market it serves, and its relative position in that market.

     The Company's acquisition strategy offers potential acquisition candidates
(i) the opportunity to be a part of a diversified professional salon product company, thereby enhancing their ability to compete in their particular product segment through an expansion of distribution channels and improved production and distribution capacities; (ii) the potential for increased profitability as a result of centralization of certain administrative functions (such as risk management, accounting, information systems, human resources, and purchasing), greater purchasing power of raw materials and other supplies and services, and other economies of scale; (iii) enhanced financial strength and visibility as part of a public company; (iv) the opportunity for their managements to remain involved in operations; and (v) an opportunity for liquidity through the receipt of cash or securities of the Company.

     Most of the Company's officers and the key division managers have been visible participants in the professional salon product industry, which has allowed them to become personally acquainted with principals of professional salon product businesses across the country. The Company believes that the industry's awareness of the Company, its management, and its strategies will continue to attract interest from the principals of salon product businesses who may be seeking liquidity or an exit alternative.

  Enhancing Operational Efficiencies of Acquired Businesses

     The Company's operating strategy with respect to acquired businesses is to enhance operational efficiencies by eliminating duplicative facilities, personnel, and functions. The Company integrates the sourcing and distribution capabilities of acquired businesses with the Company's operations to utilize its increased purchasing power to maximize cost savings, ensure the quality of its raw material and components, and achieve efficiencies in distribution. In addition, the Company integrates the management information systems of acquired businesses to provide for integrated forecasting, production, inventory management, distribution, procurement, and accounting.

  Leveraging Well-Established Distribution Channels

     The Company seeks to leverage the well-established domestic and international distribution channels for its existing product lines to create cross-marketing opportunities to introduce new products into these channels. The Company continually attempts to expand its product offerings as well as its distribution network by acquiring complementary product lines with well-recognized brand names and strong distribution channels. Taking advantage of the Company's extensive distribution network and its existing relationships with its wholesale distributors and professional supply outlets, the Company offers its distributors and outlets the opportunity to market additional product lines to their customers. The Company believes it is the only professional salon supplier that offers its customers (i) hair care products;
(ii) natural nail care and nail enhancement products; (iii) skin and body care products, including indoor and outdoor tanning products, moisturizers, lotions, and hair removal and depilatory products; and (iv) salon appliances and salonwear. The Company believes that its ability to offer customers a "one-stop" shop for brand-name professional salon products is a competitive advantage.

  Expanding International Presence

     The Company plans to leverage its relationships with salon professionals and distributors for its core products and its existing international presence to gain further international penetration, particularly in Europe, Latin America, and Asia. The Company believes that international markets for hair, nail, and skin and body care products represent a significant growth opportunity. With its recent acquisition of ABBA and the Clean + Easy and One Touch product lines, the Company estimates that international sales comprise approximately 20% of its annualized sales.

  Capitalizing on Brand-Name Recognition

     The Company leverages the significant brand-name recognition of its existing product lines. The Company believes that its brand names are widely recognized among salon professionals and distributors of beauty, tanning, health care, and personal care products. The Company intends to continue to strengthen and broaden its current portfolio of core brands (including ABBA, Alpha 9, Body Drench, Clean + Easy, Gena, Omni, One Touch, SRC, and Suntopia) by introducing new products and formulations under these brand names. The Company believes its diverse product offerings provide it with greater capacity and know-how to develop, test, and market new products within each of its product lines, including the cross-utilization of proprietary technologies, product development resources, and knowledge regarding trends in the professional salon industry.

PRODUCTS

     The Company offers more than 400 professional salon hair care, natural nail care and nail enhancement products, skin and body care products, and salon accessories and salonwear products, representing approximately 900 stock keeping units ("SKUs"). The Company believes that the strength of its brand names is based on its reputation for quality among salon professionals, product performance, and focused commitment to the needs of salon professionals and their clientele. The Company believes these brand names are widely recognized by salon distributors and professionals and their clients as superior in quality to mass-marketed product alternatives and other professional salon products.

     ABBA products consist of a line of 100% vegan, aromatherapy-inspired, herbal hair care products sold under the "ABBA Pure and Natural Hair Care" trademark. ABBA products are created from only the finest botanical ingredients to produce a high quality, highly concentrated product. The product line features a new addition, the Botanical High(TM) line of volume therapy for hair. This line offers shampoo, conditioner, gel, and hair spray made using a unique blend of herbal therapy botanicals, tri-molecular proteins, panthenol, and neutral henna designed to produce fuller, thicker, and shinier hair. ABBA products are used widely throughout the hair care industry and generate significant salon retail sales.

     The Alpha 9 and Omni P.O. Professionals Only acrylic professional nail enhancement products consist of a complete line of liquids, powders, tips, files, and other implements and treatments necessary for the professional nail technician to complete the acrylic nail enhancement process.

     Body Drench is a well-known brand name for professional skin and body care and tanning products. Body Drench professional skin care products include moisturizing lotions and body baths supplemented with Vitamins A and E and botanical extracts for moisture retention and skin rejuvenation, alpha hydroxy acids for natural skin exfoliation, and Unitrienol T-27 for skin elasticity. The Body Drench brand name includes indoor tanning products that utilize the Carboplex(TM) delivery system, which replaces moisture lost during tanning and produces faster, darker tanning results. The Company also offers outdoor tan care and sun protection products under the Body Drench name.

     The Clean + Easy and One Touch brands address the skin and body care market by offering patented professional hair removal products. The Clean + Easy brand serves the professional salon market with an extensive line of hair removal products and related sundries used by salon professionals. The patented Clean + Easy Roll-On Wax System is one of the Company's top selling hair removal products. The One Touch line serves the retail consumer in the personal care market. One Touch offers customers its patented roll-on waxer, depilatory, and electrolysis products.

     The Gena line of natural nail care products features Warm-O-Lotion(TM), a collagen enriched manicure lotion that is prominently featured in salons throughout the United States. The Gena line also includes professional pedicure products such as Pedi Soft(R), a collagen enriched conditioning lotion; Pedi Care(TM) dry skin lotion; and Pedi Soak(R) foot bath. The Gena product line also includes paraffin therapy products, such as Paraffin Springs Therapy Spa(TM), a paraffin bath for conditioning heat therapy treatments; the Tea Tree(TM) lines of lotions and shampoos that have anesthetic qualities to relieve dry, itching skin and scalp; the Healthy Hoof(TM) nail and skin treatment line to strengthen, moisturize, and condition nails and cuticles; and the MRX(TM) antiseptics and lotions for use by salon professionals.

     The SRC line of professional curling irons and blow dryers are recognized within the salon industry as the finest quality in salon appliances. The appliances are designed for high usage and durability and feature quick startup and recovery capabilities. All SRC professional curling irons are backed by the industry's only three-year warranty. The Company's Maiko(TM) salonwear line features an extensive array of salonwear for the stylist and the stylist's clientele.

     The Suntopia line of exclusively dstributed professional tanning products bolsters the Company's tanning and personal care product offerings. The Suntopia line, which includes various tanning creams and lotions, enriched shower gels, a moisture replenishing lotion, and a tan enhancing product, complements the Body Drench line by targeting a younger market. The products are made using an exotic blend of botanicals and forested extracts to build and maintain a dark, healthy, and long-lasting tan.

     The table below sets forth a description of the Company's principal products, the brand names under which such products are sold, and the approximate percentage of such products sold for professional salon use and the approximate percentage retailed to clients and customers.

                                                                                                      % RETAIL
                                                                                            % SALON   SALES BY
  PRODUCT CATEGORY            PRODUCT DESCRIPTION                   BRAND NAMES             USE(1)    SALONS(1)
  ----------------      -------------------------------   -------------------------------   -------   ---------
Hair Care               Shampoo, conditioner, and         ABBA, Body Drench, Gena              40        60
                        styling and finishing aids
Nail Care               Natural nail care products,       Alpha 9, Omni, Gena                  70        30
                        acrylic and fiberglass nail
                        enhancement products, and
                        manicure and pedicure solutions
                        and accessories
Skin and Body Care      Moisturizing lotion, indoor and   Body Drench, Suntopia, Gena,         35        65
                        outdoor tanning products,         Clean + Easy, One Touch
                        personal care products,
                        paraffin waxes, thermo-therapy
                        treatments, and hair removal
                        systems and depilatory products
Salon Appliances        Hairdryers, curling irons, and    Styling Research, Maiko             100         0
  and Sundries          salonwear (capes/aprons)

---------------
(1) Company estimates

PRODUCT DEVELOPMENT

     The Company seeks to leverage the significant brand-name recognition of its existing product lines by introducing new products and formulations under its core brand names. The Company believes that its diverse product offerings provide it with greater capacity and know-how to develop, test, and market new products in each of its product lines, including the expanded application of proprietary technologies. The Company's management, working together with its marketing and product development personnel, continuously monitor shifts in the fashion industry generally and the salon industry in particular to identify new product opportunities. The Company believes the experience of its key managers, their relationships within the industry, and the Company's product line orientation enable it to quickly recognize and respond to salon innovations and fashion industry trends.

SALES AND MARKETING

     The Company sells its professional salon products and appliances primarily through professional salon industry distribution channels to beauty and tanning supply distributors, beauty salon chains, and beauty supply outlets, and, to a lesser extent, directly to spas, resorts, and health and country clubs throughout the United States and in Canada, Mexico, Europe, Latin America, Australia, and Asia. The Company believes that its strategy of marketing its salon products exclusively for use in or resale by the professional salon industry complements the quality image of the Company's products and fosters a high degree of loyalty to its products by distributors of professional salon products.

     The marketing programs and sales forces for each of the Company's product lines focus on educating salon professionals and salon distributors regarding the high quality and specific benefits of the Company's products as well as the latest trends and developments in the fashion and beauty industries. An important element of the Company's marketing is its participation at salon industry trade shows, at which salon product manufacturers exhibit and sell their products to wholesale salon product distributors, and several annual domestic and international salon professionals trade shows and numerous professional salon distributor-sponsored shows, at which products, styles, and techniques are demonstrated to salon professionals. Another key element of the Company's education-focused marketing includes conducting in-the-field product demonstrations for salon professionals in a certain locale, usually at the request of a beauty supply distributor. In addition, the Company's products are advertised in trade and distributor publications and promoted in national magazines such as Glamour, Good Housekeeping, In Style, McCall's, Mirabella, and Self. The Company also produces educational videos and literature for distribution to beauty supply distributors and salon professionals.

     The Company believes that its marketing and distribution capabilities support strong relationships in each of the professional salon distribution channels. The Body Drench product lines are sold throughout the United States and in Canada, Europe, Latin America, and Australia. Its customers include approximately 85 beauty supply distributors; approximately 75 tanning supply distributors; approximately 3,000 spas, resorts, health and country clubs, beauty salon chains. Its products are sold by a sales force of seven marketing representatives, telemarketers, and field sales personnel as well as by approximately 25 independent manufacturer representatives. The Gena product lines are sold nationally and internationally to approximately 1,300 beauty supply distributors by a sales force of three marketing representatives and approximately 35 independent manufacturers' representatives. This distribution base includes Sally Beauty Company, Inc. ("Sally") (a division of Alberto-Culver Company), the largest wholesale supplier of professional supply products with more than 1,900 supply stores worldwide. The Alpha 9 product lines are sold nationally to more than 1,200 beauty supply distributors and outlets, including Sally, by a sales force of three marketing representatives and approximately 35 manufacturer representatives. The SRC salon appliances and salonwear lines are sold nationally on an exclusive basis to more than 50 beauty supply distributors, 14 beauty schools, and six beauty salon chains by a sales force of two employees and approximately 30 manufacturer representatives. The ABBA line of products is sold on an exclusive basis to approximately 45 beauty supply distributors and major beauty salon chains throughout the United States, Canada, and Australia through seven regional sales managers and a strong educational support team. Clean + Easy products are sold to approximately 1,000 customers through a sales manager and approximately 25 manufacturer representatives. One Touch products are sold to approximately 400 customers by two sales managers and approximately 25 manufacturer representatives. Together, Clean + Easy and One Touch products are sold internationally to approximately 100 customers by a director of international sales.

     During 1996 and 1997, Sally accounted for approximately 25% and 13%, respectively, of the combined net sales of the Company. Assuming the acquisition of ABBA and the Clean + Easy and One Touch product lines had taken place on January 1, 1997, Sally would have accounted for 9% of the pro forma combined net sales of the Company during 1997. The Company has supplied products to Sally on a purchase order basis for more than five years. The Company, however, does not have long-term contractual agreements with Sally relating to the supply of products.

     The Company seeks to capitalize on each product line's marketing programs and distribution network to introduce the Company's other product lines. The Company believes this enhanced utilization of its existing marketing and distribution capacities results in increased sales in some of its product lines with little or no increase in selling cost.

PRODUCTION

     The Company relies on third parties to manufacture most of its products. Certain of the Company's hair removal appliances are manufactured by two offshore manufacturers in China. Although the Company generally does not have long-term contracts with its manufacturers, the Company owns most of the formulations, tools, and molds utilized in the manufacturing processes of its products and believes it could substitute other manufacturers if necessary. See "Special Considerations -- Dependence on Third Parties for Manufacturing" contained in Item 1 of this Report.

     The principal production operations of the Company are limited primarily to solvents and waxes for the Company's Gena line of nail care and pedicure products and certain wax products for the Company's Clean + Easy and One Touch product lines. The Company produces solvents and waxes for its Gena line at its 30,000 square foot facility in Duncanville, Texas, near Dallas. The production area in the Duncanville facility consists of approximately 6,000 square feet of space and includes formula compounding areas, multiple manual and fully automated liquid filling lines, and packaging facilities. The compounding or mixing department utilizes a combination of manual and fully automated batch processing systems. The Company maintains an inventory of raw materials and packaging materials as well as certain finished goods in its on-site warehouses that comprise a total of approximately 20,000 square feet.

     The Company produces certain of its Clean + Easy and One Touch depilatory products at its 32,000 square foot facility in Fair Lawn, New Jersey. The 8,600 square foot manufacturing area in the Company's Fair Lawn facility is devoted to the production of wax and the packaging of a variety of hair removal appliances for domestic and export markets. The wax production area consists of automatic and manual batching and filling operations. Raw materials and work-in-process inventories are maintained in a 10,000 square foot warehouse, while finished goods are maintained in the 5,000 square foot shipping and receiving area. See "Properties" contained in Item 2 of this Report.

     Raw materials used to produce the Company's professional salon products (other than salon appliances and sundries) include water, alcohol, mineral and natural oils, fragrances, other chemicals, and a wide variety of packaging materials and compounds including containers, such as cardboard boxes and plastic containers, container caps, tops, valves and labels, all of which it purchases from outside sources. The principal raw materials and packaging components for the Company's products are available from several domestic and international suppliers. Although the Company itself does not purchase the raw materials used to manufacture the majority of its products, it is potentially subject to variations in the prices it pays its third-party manufacturers for products depending on their costs for raw materials. While the industry from time to time has experienced raw material cost increases, the Company believes it will be able to purchase its requirements at competitive prices. To date, increases in raw material costs have not had a material effect on the Company's operating results.

     The Company maintains an internal control system to monitor the quality of its products. The Company carries product liability insurance at levels it believes to be adequate.

COMPETITION

     The professional salon products industry is highly competitive. The Company's products compete directly against professional salon and other similar products sold through distributors of professional salon products and professional salons. The Company's principal competitors in the professional salon hair care products market include Bristol-Myers Squibb Company (under the trademarks Clairol and Matrix), Nexxus Products Co., Paul Mitchell Systems, and Redken. The Company's competitors in the professional salon nail care market include Creative Nail Design, Inc., Star Nail Products, Inc., OPI Products Inc., and Backscratchers, Inc. The Company's largest competitors in the professional salon skin and body care products market include California Suncare, Inc., Supre Inc., Swedish Beauty Manufacturing, Inc., Australian Gold, Inc., American International, Inc., and Divi International. The Company's largest competitors in the professional salon appliances and sundries market are Helen of Troy Limited, Belson Products (a division of Windmere Corporation), Conair Corporation, Cricket Brush Company (a division of West Coast Beauty Supply Co.), Andre (a division of Fromm International, Inc.), and Betty Dain Creations, Inc. In addition, the Company's professional salon products compete indirectly against hair care, nail care, and skin and body care products and salon accessories sold through a variety of non-salon retail channels, including department stores, mall-based specialty stores and, to a lesser extent, mass merchants, drugstores, supermarkets, telemarketing programs, television "infomercials," and catalogs. See "Special Considerations -- Competition" contained in Item 1 of this Report.

INTELLECTUAL PROPERTY

     The Company markets its products under a number of trademarks and trade names that are registered in the United States and in foreign countries. Principal trademarks of the Company include ABBA Pure and Natural Hair Care, Alpha 9, Body Drench, Clean + Easy, Gena, Omni P.O. Professionals Only, One Touch, SRC, Suntopia, and the names of most of the products sold under each of these core brands. The Company believes its position in the marketplace depends to a significant extent upon the goodwill engendered by its trademarks and trade names and, therefore, considers trademark protection to be important to its business. The Company will seek to register significant trademarks and trade names in other foreign countries as it enters these markets.

     While the Company currently holds certain patents, the Company does not consider any single patent to be material to the conduct of its business. The Company relies primarily on trade secret protection for its proprietary information. See "Special Considerations -- Intellectual Property" contained in
Item 1 of this Report.

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

     The operations of the Company subject it to federal, state, and local governmental regulations related to the use, storage, discharge, and disposal of hazardous chemicals. The failure by the Company to comply with current or future environmental regulations could result in the imposition of fines on the Company, suspension of production, or a cessation of operations. Compliance with such regulations could require the Company to acquire costly equipment or to incur other significant expenses. Any failure by the Company to control the use, or adequately restrict the discharge, of hazardous substances could subject it to future liabilities. The Company believes that it is in substantial compliance with applicable federal, state, and local rules and regulations governing the discharge of hazardous materials into the environment. There are no significant capital expenditures for environmental control matters anticipated in the current year or expected in the near future. See "Special
Considerations -- Regulation and Potential Claims" contained in Item 1 of this Report.

EMPLOYEES

     At March 27, 1998, the Company employed approximately 195 persons, consisting of approximately 79 administrative employees, 89 warehouse and production employees, and 27 sales and marketing employees. None of the Company's employees are covered by collective bargaining agreements with the Company, and the Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The following table sets forth certain information regarding the executive officers and key employees of the Company.

                NAME                   AGE                     POSITION
                ----                   ---                     --------
Sam L. Leopold.......................   44    Chairman of the Board, President, and Chief
                                                Executive Officer
Richard R. Ross......................   31    Vice President, Chief Financial Officer,
                                                Treasurer, and Secretary
James V. Henrietta...................   53    Executive Vice President -- Sales and Mar-
                                                keting
J. Timothy Montrose..................   32    Corporate Controller
Karen L. Terwilleger.................   49    Director of Operations

     SAM L. LEOPOLD, a founder of the Company, has served as its Chairman of the Board and Chief Executive Officer of the Company since the Company's incorporation in June 1995 and as President of the Company since February 1998. Mr. Leopold owns and previously served as President and Chairman of Beauty Boutique International, which was founded in 1990 and operates three retail salons in Arizona. Mr. Leopold is not involved with the day-to-day operations of Beauty Boutique International, although Beauty Boutique International purchases products from the Company in the ordinary course of business. From 1986 to 1991, Mr. Leopold served as Executive Vice President of Consumer Beauty Supply, Inc. (dba Beauty Express), a mall-based retail chain of beauty supply salons. During that time, Mr. Leopold was responsible for day-to-day operations and oversaw the growth and development of Beauty Express from less than 20 retail salons to more than 50 retail salons and from approximately $8 million in annual revenue to approximately $25 million in annual revenue. From 1989 to 1991, Mr. Leopold served as president of Avanti International, Inc. developing a line of hair care products. Mr. Leopold served as in-house counsel to MDC Holdings, Inc., a publicly held national home builder, from 1982 to 1984. Mr. Leopold devotes substantially all of his business time to the Company.

     RICHARD R. ROSS has served as Chief Financial Officer, Treasurer, and Secretary of the Company since April 1997 and as Vice President of the Company since June 1997. Mr. Ross served in the audit and business advisory group of Arthur Andersen LLP from June 1989 to April 1997, most recently in the position of Manager. In his capacity at Arthur Andersen LLP, Mr. Ross worked with the Company from its inception in June 1995, as well as with other acquisition-oriented public companies, until joining the Company in April 1997. Mr. Ross is a certified public accountant.

     JAMES V. HENRIETTA has served as Executive Vice President -- Sales and Marketing of the Company since February 1998. From January 1996 to February 1998, Mr. Henrietta served as a Regional Director for Zotos International ("Zotos"). Mr. Henrietta served as a Regional Director for Helene Curtis from May 1994 until its sale to Zotos in January 1996. From 1991 to 1994, Mr. Henrietta founded and served as President of JVH, an investment/consulting business. From 1980 to 1991, Mr. Henrietta served as President of the Paris

Ace Beauty Supply Company. During that time, Mr. Henrietta facilitated the company's sales growth from $5 million in annual revenues to over $21 million by opening or acquiring over 43 beauty supply stores. In 1976, Mr. Henrietta was part of the acquisition team that purchased Empress Beauty Supply ("Empress") and served as President of Empress until 1980, during which time annual sales grew from $600,000 to over $4 million. From 1971 to 1976, Mr. Henrietta served as General Manager for the Paris Ace Beauty Supply Company, a wholly owned subsidiary of Helene Curtis.

     J. TIMOTHY MONTROSE has served as Corporate Controller of the Company since May 1997 and has been employed by the Company since December 1996. From November 1995 to December 1996, Mr. Montrose served as accounting manager of Cellular World Corporation, a retail chain of wireless communication products stores. From April 1993 to November 1995, Mr. Montrose served as senior accountant with the Dallas Stars Hockey Club of the National Hockey League and was actively involved in the club's transition from Minneapolis to Dallas.

     KAREN L. TERWILLEGER has served as Director of Operations of the Company since November 1997. Ms. Terwilleger served as Manager of Non-Inventory Procurement and Manager of Contract Manufacturing Operations at The Dial Corporation from September 1995 to February 1997. Ms. Terwilleger served as Manager of Purchasing, Contract Manufacturing, and Packaging Development at Benckiser Consumer Products, Inc. from June 1988 to September 1995. Ms. Terwilleger served as Senior Purchasing Manager for Playtex, Inc. from 1987 to 1988; as Director of Manufacturing for Columbia Products, Inc. from 1985 to 1987; and as Assistant Plant Manager for Oral-B Laboratories, Inc. from 1984 to 1985; and served in various capacities for Bristol-Myers, Co. and its Clairol, Inc. subsidiary from 1978 to 1984.

                             SPECIAL CONSIDERATIONS

CERTAIN FACTORS THAT COULD ADVERSELY AFFECT OPERATING RESULTS

     The Company's operating results are affected by a wide variety of factors that could adversely impact its net sales and operating results. These factors, many of which are beyond the control of the Company, include the Company's ability to identify trends in the professional salon product industry and to create and introduce products on a timely basis that take advantage of those trends, continued market acceptance of its products among salon professionals and their clientele, the Company's ability to arrange for timely production and delivery of its products, the level and timing of orders placed by customers, and competition and competitive pressures on prices.

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

INTEGRATION OF BUSINESS OPERATIONS

     The Company completed a number of acquisitions during fiscal 1997. There can be no assurance that the Company will be able to complete effectively the integration of the operations of the acquired businesses with the Company's operations, to manage effectively the combined operations of the acquired businesses, to achieve the Company's operating and growth strategies with respect to these businesses, to obtain increased revenue opportunities as a result of the anticipated synergies created by expanded product offerings and additional distribution channels, or to reduce the overall selling, general, and administrative expenses associated with the acquired operations. The integration of the management, operations, and facilities of the acquired companies and any other businesses the Company may acquire in the future could involve unforeseen difficulties, which could have a material adverse effect on the Company's business, financial condition, and operating results.

     The Company conducts due diligence reviews of each acquired business and receives representations and warranties regarding each acquired business. There can be no assurance, however, that unforeseen liabilities will not arise in connection with the operation of the businesses acquired to date or future acquired businesses or that any contractual purchase price adjustments, rights of set-off, or other remedies available to the Company will be sufficient to compensate the Company in the event unforeseen liabilities arise.

     The Company anticipates using the opportunities created by the combination of acquired businesses to effect what the Company believes will be substantial cost savings, including a reduction in operating expenses as a result of the elimination of duplicative administrative, warehouse, and distribution facilities, functions, and personnel. Significant uncertainties, however, accompany any business combination, and there can be no assurance that the Company will be able to achieve anticipated integration of facilities, functions, and personnel in order to achieve operating efficiencies or otherwise realize cost savings as a result of the acquisitions to date or future acquisitions. The inability to achieve the anticipated cost savings could have a material adverse effect on the Company's business, financial condition, and operating results.

ACQUISITION STRATEGY

     The success of the Company's acquisition strategy will depend in large part on its ability to acquire and operate successfully additional professional salon product businesses. Although the Company has acquired seven businesses to date, there can be no assurance that any additional suitable acquisitions can be identified or consummated or that the operations of any businesses that are acquired will be successfully integrated into the Company's operations. In addition, increased competition for acquisition candidates may increase purchase prices for acquisitions to levels beyond the Company's financial capability or assessment of value. The Company expects to use cash and its securities, including its Common Stock, as the primary consideration for future acquisitions. See "Special Considerations -- Future Capital Needs; Debt Service Requirements." The size, timing, and integration of any future acquisitions may cause substantial fluctuations in operating results from quarter to quarter. Consequently, operating results for any quarter may not be indicative of the results that may be achieved for any subsequent fiscal quarter or for a full fiscal year. These fluctuations could adversely affect the market price of the Company's Common Stock.

DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING

     The Company depends upon third parties to manufacture most of its products. Although the Company owns most of the formulations, tools, and molds utilized in the manufacturing processes of its products, the Company has limited control over the manufacturing processes themselves. As a result, any difficulties encountered by the third-party manufacturers that result in product defects, production delays, cost overruns, or the inability to fulfill orders on a timely basis could have a material adverse effect on the Company's business, financial condition, and operating results.

     The Company generally does not have long-term contracts with its third-party manufacturers. Although the Company believes it would be able to secure other third-party manufacturers to produce its products as a result of its ownership of the formulations, tools, and molds used in the manufacturing process, the Company's operations would be adversely affected if it lost its relationship with any of its current suppliers (including particularly the two manufacturers of hair removal appliances in China) or if its current suppliers' operations or sea or air transportation with its China-based manufacturers were disrupted or terminated even for a relatively short period of time. The Company's tools and molds are located at the facilities of its domestic and offshore third-party manufacturers. Accordingly, significant damage to such facilities could result in the loss of or damage to a material portion of its key tools and molds and production delays could result while new facilities are being arranged and replacement tools and molds are being produced. The Company does not maintain an inventory of sufficient size to provide protection for any significant period against an interruption of supply, particularly if it were required to obtain alternative sources of supply.

     Although the Company does not itself purchase the raw materials used to manufacture the majority of its products, it is potentially subject to variations in the prices it pays its third-party manufacturers for products depending on their cost for raw materials.

RISK OF INTERNATIONAL OPERATIONS

     With its recent acquisition of ABBA and the Clean + Easy and One Touch product lines, the Company estimates that international sales comprise approximately 20% of its annualized sales. The Company intends to expand its international sales through acquisitions and internal growth. In addition, certain of the Company's products are manufactured in China. See "Special Considerations -- Dependence on Third Parties for Manufacturing." The foreign manufacture and sale of products and the purchase of raw materials and components from foreign suppliers may be materially and adversely affected by political and economic conditions abroad. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export compliance laws, or other trade policies could materially and adversely affect the Company's ability to manufacture or sell products in foreign markets.

FUTURE CAPITAL NEEDS; DEBT SERVICE REQUIREMENTS

     The Company's business operations have grown considerably in recent years as a result of significant acquisitions of complementary businesses. The Company has financed this growth through debt and equity financings. The Company's future capital requirements will depend upon the size and timing of future acquisitions and the availability of additional financing. To the extent that the Company finances future acquisitions in whole or in part through the issuance of its Common Stock or securities convertible into or exercisable for Common Stock, existing stockholders will experience a dilution in the voting power of their Common Stock and may suffer a dilutive effect on earnings per share. The inability of the Company to raise additional debt or equity financings or generate cash from operations for future acquisitions could materially and adversely affect the Company's acquisition program. Any borrowings made to finance future acquisitions or for operations could make the Company more vulnerable to a downturn in its operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. If the Company's cash flow from operations is insufficient to meet its debt service requirements, the Company could be required to sell additional equity securities, refinance its obligations, or dispose of assets in order to meet its debt service requirements. In addition, it is likely any future financial arrangements will contain financial and operational covenants and other restrictions with which the Company must comply, including limitations on capital expenditures, the payment of dividends, and the incurrence of additional indebtedness. There can be no assurance that such financing will be available if and when needed or will be available on terms acceptable to the Company. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources" contained in Item 7 of this Report and "Business -- Strategy" contained in Item 1 of this Report.

CHANGES IN DISTRIBUTION CHANNELS

     The Company sells a significant portion of its products to professional salon product distributors and salon chains. Distributors and salon chains in the United States and in foreign markets have periodically experienced consolidation and other ownership changes and may in the future consolidate, undergo restructurings, or realign their affiliations, which could decrease the number of salons that sell the Company's products or increase the ownership concentration within the professional salon products industry. Some of these distributors may be thinly capitalized and unable to withstand changes in business conditions. If a significant distributor of the Company's products performs poorly and is unable to pay for purchased products, or reorganizes or liquidates and is unable to continue selling the Company's products, the Company's business, financial condition, and results of operations could be materially and adversely affected. While such changes in distribution channels to date have not had a material adverse effect on the Company's business, financial condition, and operating results, there can be no assurance as to the future effect of any such changes. See "Business -- Sales and Marketing" contained in Item 1 of this Report.

CONSUMER PREFERENCES AND NEW PRODUCT INTRODUCTIONS

     Consumer preferences in the professional salon product industry depend to a significant extent on the prescriptive role of salon professionals. Relatively few products achieve wide acceptance in the professional salon market. The Company believes that its success in the professional salon product industry depends, in part, on its ability to introduce new and attractive products on a regular basis. There can be no assurance that any new products introduced by the Company will achieve any significant degree of market acceptance or that any acceptance that is achieved will be sustained for any significant amount of time. The failure of new product lines or product innovations to achieve or sustain market acceptance could have a material adverse effect on the Company's business, financial condition, and operating results.

MANAGEMENT OF GROWTH

     Since its initial public offering in November 1996, the Company's operations have undergone significant changes and growth, including the acquisition and integration of seven professional salon product businesses, the expansion of its product lines and distribution channels, and the restructuring of its third-party manufacturing arrangements. The Company's growth and expanding operations may place a significant strain on the Company's management, administrative, operational, and financial resources as well as increased demands on its systems and controls. The Company's ability to manage its growth will require it to continue to integrate successfully the operations of any acquired businesses with the Company's operations; to enhance further its operational, financial, and management systems and its marketing programs; to motivate, manage, and retain its current employees; and to identify, hire, and train additional employees. The failure of the Company to manage its growth on an effective basis could have a material adverse effect on the Company's business, financial condition, and operating results.

COMPETITION

     The professional salon products industry is highly competitive. The Company's products compete directly against professional salon and other functionally similar products sold through distributors of professional salon products and professional salons. In addition, the Company's professional salon products compete indirectly against hair care, nail care, and body and skin care products sold through a variety of non-salon retail channels, including department stores, mall-based specialty stores, and, to a lesser extent, mass merchants, drugstores, supermarkets, telemarketing programs, television "infomercials," and catalogs. Current and potential competitors include a number of companies that have substantially greater resources than the Company, including better brand-name recognition, broader product lines, and wider distribution channels. The professional salon products industry is characterized by a lack of significant barriers to entry with respect to the development and production of professional salon products, which may result in new competition, including possible imitators of one or more of the Company's recognized product lines. In addition, it is common in the professional salon products industry for companies to market products that are similar to products being successfully marketed by competitors. Increased competition and any reductions in competitors' prices, which requires the Company to implement price reductions in order to remain competitive, could have a material adverse effect on the Company's business, financial condition, and operating results. See
"Business -- Competition" contained in Item 1 of this Report.

DEPENDENCE ON MAJOR CUSTOMERS

     The Company depends upon professional beauty and tanning supply distributors, beauty salon chains, and beauty supply outlets to distribute its products. The distribution channels for professional salon products are highly fragmented. The Company estimates that there are more than 3,500 domestic wholesale distributors, more than 4,000 beauty supply outlets, and more than 200,000 salons, including salon chains. Other than Sally Beauty Company, Inc. ("Sally"), a division of Alberto-Culver Company, no other customer accounts for a significant portion of the purchases of the Company's professional salon products.

     During 1996 and 1997, the Company's largest customer, Sally, accounted for approximately 25% and 13%, respectively, of the net sales of the Company. Assuming the acquisition of ABBA and the Clean + Easy and One Touch product lines had taken place on January 1, 1997, Sally would have accounted for 9% of the pro forma combined net sales of the Company during 1997. The Company currently maintains more than 5,500 active customer accounts, and no customer other than Sally accounted for more than 10% of the Company's sales in any of the last three years. The Company does not have long-term contracts with any of its customers. An adverse change in, or termination of, the Company's relationship with, or an adverse change in the financial viability of, one or more of its major customers, including Sally, could have a material adverse effect on the Company's business, financial condition, and operating results.

INTELLECTUAL PROPERTY

     The market for the Company's products depends to a significant extent upon the goodwill associated with its trademarks and trade names. Therefore, trademark protection is important to the Company's business. Although a number of the Company's trademarks and trade names are registered in the United States and in foreign countries, there can be no assurance that the Company will be successful in asserting trademark or trade name protection for its trademarks and trade names in the United States or other markets, and the costs to the Company of such efforts may be substantial. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as the laws of the United States.

     While the Company currently holds certain patents, the Company does not consider any single patent to be material to the conduct of its business. To the extent the Company wishes to assert its patent rights, there can be no assurance that any patents issued to the Company will not be challenged, invalidated, or circumvented, that any rights granted thereunder will provide adequate protection to the Company, or that the Company will have sufficient resources to prosecute its rights. The Company relies primarily on trade secret protection for its proprietary information. There can be no assurance that the Company will be able to protect its intellectual property or that third parties will not assert intellectual property infringement claims against the Company. See "Business -- Intellectual Property" contained in Item 1 of this Report.

DEPENDENCE ON KEY PERSONNEL

     The Company's success depends to a significant degree upon the skills of its current key employees and its ability to identify, hire, and retain additional sales, marketing, and financial personnel. There can be no assurance that the Company will be successful in retaining its existing key personnel or in attracting and retaining additional key personnel. The loss of services of key personnel, particularly Mr. Leopold, or the inability to attract and retain additional qualified personnel could have a material adverse effect upon the Company's business and operating results. The Company has an employment agreement with Mr. Leopold that extends through September 2001. The Company has obtained key person life insurance on Mr. Leopold in the amount of $1.0 million, but does not expect to have key person life insurance covering any other employee.

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

CONTROL BY MANAGEMENT

     As of March 27, 1998, Mr. Leopold, the Chairman of the Board, President, and Chief Executive Officer of the Company, beneficially owned approximately 24.4% of the outstanding shares of Common Stock. Consequently, Mr. Leopold will have the ability to influence the election of all of the directors of the Company and thereby control the business, affairs, and management of the Company. In addition, Mr. Leopold will have the ability to influence most matters requiring stockholder approval including significant corporate matters, such as the amendment of the Company's Certificate of Incorporation and any merger, consolidation, or sale of all or substantially all of the assets of the Company. Such a high level of ownership may have the effect of delaying, deterring, or preventing a change in the control of the Company, even when such a change would be in the best interests of the other stockholders, and may adversely affect the voting and other rights of the other holders of Common Stock.

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

SHARES ELIGIBLE FOR FUTURE SALE

     Sales of substantial amounts of Common Stock in the public market could adversely affect prevailing market prices. Of the 4,034,703 shares of Common Stock outstanding 3,221,852 shares are eligible for resale in the public market without any restrictions unless held by "affiliates" of the Company as that term is defined in Rule 144 under the Securities Act. The remaining 812,851 shares of Common Stock are "restricted securities" as that term is defined under Rule 144 ("Restricted Shares") and may be sold in the public market, subject to volume and other resale limitations.

     Holders of the 5,000 Restricted Shares issued in connection with the acquisition of KII have the right to require the Company to register such shares of Common Stock for sale under the Securities Act pursuant to "piggyback" registration rights granted by the Company with respect to such shares.

     The Company also has the authority to issue additional shares of Common Stock and shares of one or more series of preferred stock. The Company may issue shares of Common Stock or preferred stock for use as a portion of the consideration in future acquisitions. These shares may be registered under the Securities Act, in which case they generally will be freely tradeable upon their issuance. In addition, the Company expects that it will issue shares of Common Stock that are "restricted securities" under the Securities Act in connection with future acquisitions. The issuance of such shares would result in the dilution of the voting power of the shares of Common Stock and could have a dilutive effect on earnings per share.

RIGHTS TO ACQUIRE SHARES

     A total of 400,000 shares of Common Stock have been reserved for issuance upon exercise of options granted or which may be granted under the Company's Stock Option Plan. Options to acquire 598,530 shares of Common Stock currently are outstanding, including options to purchase 589,530 shares granted under the Company's Stock Option Plan, 189,530 of which require stockholder approval. In addition, there are outstanding warrants to acquire 20,000 shares of Common Stock at an exercise price of $12.50 per share, warrants to acquire 203,000 shares of Common Stock at an exercise price of $12.00 per share, warrants to acquire 150,000 shares of Common Stock at an exercise price of $10.18 per share, and warrants to acquire 10,000 shares of Common Stock at an exercise price of $11.38 per share, in each case subject to adjustment in accordance with the anti-dilution and other provisions set forth in the warrants. During the terms of such options and warrants, the holders will have the opportunity to profit from an increase in the market price of the Common Stock. The existence of such stock options and warrants may adversely affect the terms on which the Company can obtain additional financing, and the holders of such options and warrants can be expected to exercise or convert such options and warrants at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise of such options and warrants.

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

NO CASH DIVIDENDS

     The Company has never paid any dividends on its capital stock and does not anticipate that it will pay dividends in the foreseeable future. Instead, the Company intends to apply any earnings to the expansion and development of its business. The Company's credit facility contains restrictions on the Company's ability to pay cash dividends, and future borrowings may contain similar restrictions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, in fewer than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance. The Company has assessed and continues to assess the impact the Year 2000 issue will have on its reporting and operating systems. The Company is addressing the Year 2000 issue by upgrading to a new release of its key operating and financial software system, which will be Year 2000 compliant. The Company will test the new system for Year 2000 compliance when the system is upgraded. In addition, during 1998 the Company intends to assess the impact any Year 2000 compliance problems suffered by its customers, third-party contract manufacturers, and suppliers may have on the Company. Although the Company does not anticipate that the Year 2000 issue will have a significant impact on its business, any significant Year 2000 compliance problem of any of the Company, its customers, or its third-party contract manufacturers or suppliers could have a material adverse effect on the Company's business, financial condition, and results of operations.

FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

     This Report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this Report, the words "believe," "expect," "anticipate," "estimate," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions, including those identified under "Special Considerations." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. In addition to the other risk factors set forth above, among the key factors that may have a direct bearing on the Company's results are competitive practices in the professional salon products industries (generally and particularly in the Company's principal product markets), the ability of the Company to meet existing financial obligations in the event of adverse industry or economic conditions or to obtain additional capital to fund future commitments and expansion, the Company's relationship with employees, the ability to integrate the operations and reduce production costs of acquired businesses, and the impact of current and future laws and governmental regulations affecting the professional salon products industry and the Company's operations.

ITEM 2.  PROPERTIES

     The Company owns its facility in Duncanville, Texas, near Dallas. This facility contains administrative, production, and warehousing areas. The 20,000 square foot facility includes an approximately 4,000 square foot administrative area, a 6,000 square foot production area, and a 10,000 square foot warehousing area. The Company believes the facility is well maintained and adequate for its needs. The Company also leases additional warehouse space in Duncanville, Texas; administrative and warehouse space in Fair Lawn, New Jersey and in the United Kingdom; administrative space in Lebanon, Tennessee and Costa Mesa, California; as well as the Company's principal executive offices in Phoenix, Arizona.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "STYL" since its initial public offering on November 21, 1996 at $10.00 per share. The following table sets forth the high and low sale prices of the Common Stock for the fiscal quarters indicated as reported on the Nasdaq National Market.

                                                              HIGH    LOW
                                                              ----    ---
1996
Fourth quarter..............................................  $10 5/8 $ 9 1/4
1997
First quarter...............................................  $12 1/4 $10
Second quarter..............................................  $11 1/2 $ 9
Third quarter...............................................  $16     $11 3/8
Fourth quarter..............................................  $17 1/2 $14 3/4
1998
First quarter (through March 27, 1998)......................  $21 1/4 $15 3/4

     On March 27, 1998, the closing sale price of the Company's Common Stock was $20 7/8 per share. On March 27, 1998, there were approximately 10 holders of record and approximately 600 beneficial owners of the Company's Common Stock.

     The Company has never paid any cash dividends on its Common Stock. The Company currently plans to retain earnings to finance the growth of the Company's business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on the financial condition, results of operations, and capital requirements of the Company as well as other factors deemed relevant by the Board of Directors. The Company's credit facility contains restrictions on the Company's ability to pay cash dividends, and future borrowing may contain similar restrictions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" contained in Item 7 of this Report.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data as of and for the fiscal year ended December 31, 1997 and as of December 31, 1996 and the period from November 27, 1996 to December 31, 1996 is derived from the consolidated financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants. The selected historical financial data for Gena and Body Drench for each of the three years in the periods ended February 29, 1996 and December 31, 1995, respectively, was derived from their financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected historical financial data for JDS for each of the three years in the period ended September 30, 1996, was derived from its financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected historical financial data for KII for the year ended December 31, 1995, was derived from its financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. In addition, the selected historical financial data for Gena, Body Drench, JDS, and KII for the periods March 1, 1996 to November 26, 1996; January 1, 1996 to November 26, 1996; October 1, 1996 to November 26, 1996; and January 1, 1996 to November 26, 1996, respectively, was derived from the financial statements of each acquired business, which have been audited by Arthur Andersen LLP, independent public accountants. The historical financial information for earlier periods for Gena, Body Drench, JDS, and KII not specifically referenced above was derived from each Acquisition's unaudited financial statements. The selected financial data provided below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere in this Report.

SELECTED HISTORICAL FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              NOVEMBER 27       YEAR
                                                                1996 TO         ENDED
                                                              DECEMBER 31    DECEMBER 31
                                                                 1996           1997
                                                              -----------    -----------
STATEMENT OF OPERATIONS DATA -- STYLING TECHNOLOGY
  CORPORATION:
  Net sales.................................................    $ 1,083        $38,108
  Gross profit..............................................        512         21,352
  Selling, general, and administrative expenses.............        737         12,201
  Income (loss) from operations.............................       (225)         9,151
  Income (loss) before extraordinary item...................       (151)         7,304
  Extraordinary item, net of tax benefit....................         --         (1,377)
  Income (loss) after extraordinary item....................       (151)         2,830
  Basic earnings (loss) per share:
     Income (loss) before extraordinary item................    $ (0.04)       $  1.07
     Extraordinary item, net................................         --           0.35
     Net income (loss)......................................      (0.04)          0.72
  Diluted earnings (loss) per share:
     Income (loss) before extraordinary item................      (0.04)          1.02
     Extraordinary item, net................................         --           0.33
     Net income (loss)......................................      (0.04)          0.69
BALANCE SHEET DATA:
  Working capital...........................................    $ 4,459        $13,886
  Total assets..............................................     32,234         92,489
  Long-term debt and other, less current portion............      2,316         47,377
  Total stockholders' equity................................     25,319         28,568

                                                                                    FOR THE PERIOD
                                                                                    MARCH 1, 1996
                                                  YEARS ENDED FEBRUARY 28,                TO
                                            ------------------------------------     NOVEMBER 26,
                                             1993      1994      1995      1996          1996
                                            ------    ------    ------    ------    --------------
STATEMENT OF OPERATIONS DATA -- GENA
Net sales.................................  $6,537    $6,426    $7,524    $8,384        $6,708
  Gross profit............................   2,868     3,146     3,360     3,565         2,807
  Selling, general, and administrative
     expenses.............................   2,570     2,744     2,964     3,033         1,984
  Income from operations..................     298       402       396       532           824
  Net income..............................     204       278       232       317           529

                                                                                   FOR THE PERIOD
                                                                                   JANUARY 1, 1996
                                                YEARS ENDED DECEMBER 31,                 TO
                                         --------------------------------------     NOVEMBER 26,
                                          1992      1993      1994       1995           1996
                                         ------    ------    -------    -------    ---------------
STATEMENT OF OPERATIONS DATA -- BODY
  DRENCH
Net sales..............................  $6,234    $6,653    $11,138    $11,871        $9,642
  Gross profit.........................   2,667     2,614      4,796      5,444         3,776
  Selling, general, and administrative
     expenses..........................   2,285     2,055      4,076      4,883         4,005
  Income (loss) from operations........     382       559        720        561          (229)
  Net income (loss)....................     382       328        446        294          (137)

                                                                                   FOR THE PERIOD
                                                                                   OCTOBER 1, 1996
                                                YEARS ENDED SEPTEMBER 30,                TO
                                           ------------------------------------     NOVEMBER 26,
                                            1993      1994      1995      1996          1996
                                           ------    ------    ------    ------    ---------------
STATEMENT OF OPERATIONS DATA -- JDS
  Net sales..............................  $3,799    $3,578    $3,368    $3,114        $  613
  Gross profit...........................   2,054     1,926     1,817     1,707           338
  Selling, general, and administrative
     expenses............................   2,092     1,982     1,844     1,615           258
  Income (loss) from operations..........     (38)      (56)      (26)       92            80
  Net income (loss)......................     (29)      (16)        9        69            45

                                                                                   FOR THE PERIOD
                                                                                   JANUARY 1, 1996
                                                   YEARS ENDED DECEMBER 31,              TO
                                               --------------------------------     NOVEMBER 26,
                                               1992    1993     1994      1995          1996
                                               ----    ----    ------    ------    ---------------
STATEMENT OF OPERATIONS DATA -- KII
  Net sales..................................  --      $102    $1,999    $1,558        $1,248
  Gross profit...............................  --        60     1,014       846           663
  Selling, general, and administrative
     expenses................................  --        87     1,040       891           591
  Income (loss) from operations..............  --       (27)      (26)      (45)           72
  Net income (loss)..........................  --       (32)     (104)     (135)           (2)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company develops, produces, and markets professional salon products. The Company offers a diversified line of well-established, brand-name professional salon products across all salon product categories, including hair care, nail care, and skin and body care products, as well as salon appliances and salonwear. The Company sells its products primarily to beauty and tanning supply distributors, beauty salon chains, and beauty supply outlets, and, to a lesser extent, to spas, resorts, and health and country clubs throughout the United States as well as in North America, Latin America, Europe, and Asia.

     The Company was founded in June 1995 and has grown its business, expanded its product offerings, and strengthened its distribution channels principally through acquisitions. The Company acquired four professional salon product businesses in November 1996, simultaneously with the Company's initial public offering. Prior to that date, the Company had conducted no operations. The four professional salon product businesses acquired by the Company were (i) Gena Laboratories, Inc. ("Gena"), a producer and marketer of professional natural nail care products, pedicure products, skin care products, including paraffin therapy products and, to a lesser extent, hair care products; (ii) the Body Drench division ("Body Drench") of Designs by Norvell, Inc. ( "DBN"), a producer and marketer of high-end professional tanning, moisturizing, and personal care products; (iii) JDS Manufacturing Co., Inc. ("JDS"), a producer and marketer of acrylic and fiberglass nail enhancement products; and (iv) Kotchammer Investments, Inc. (dba Styling Research Company) ("KII"), a marketer of high-end salon appliances (such as curling irons and blow dryers) and salon wear (such as capes and aprons). Gena, Body Drench, JDS, and KII collectively are referred to as the "Acquired Businesses."

     During 1997, the Company further expanded its product offerings by acquiring three professional salon product businesses to complement the Company's existing operations. In March 1997, the Company acquired the "Utopia" line of indoor tanning products now sold under the "Suntopia" brand name from Creative Laboratories, Inc. In June 1997, the Company purchased U.K. ABBA Products, Inc. ("ABBA"), which produces a proprietary line of aromatherapy-based professional hair care products. In December 1997, the Company acquired the Clean + Easy and One Touch product lines of Inverness Corporation and Inverness
(UK) Limited, consisting of salon and retail hair removal apparatus and products marketed under the "Clean + Easy" and "One Touch" brand names (collectively, the "Acquisitions"). Through these strategic transactions, the Company has acquired an extensive network of strong distribution relationships, experienced sales forces, established marketing and salon industry education programs, significant production and sourcing capabilities, and experienced management personnel with extensive relationships in the professional salon products industry. On a pro forma basis, total revenue of the Company would have been approximately $51 million and $63 million in 1996 and 1997, respectively, assuming the acquisitions had taken place on January 1, 1996.

     The following discussion has been divided into nine sections: the first section presents the results of operations of the Company for the year ended December 31, 1997; the next section presents the results of operations of the Company for the period November 27, 1996 to December 31, 1996; and the next four sections contain a discussion of the historical results of operations for each of the four acquired businesses, and the last three sections contain discussions of the Company's seasonality and quarterly results, liquidity and capital resources, and its Year 2000 compliance. The information presented for the four acquired businesses is based on each company's historical fiscal year end and the period from the most recently completed fiscal year to November 26, 1996 (the closing date of the four acquisitions).

     Except for the historical information contained herein, the discussion in this Report contains or may contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed herein, as well as those factors discussed under "Special Considerations" contained in Item 1 of this Report. Historical results are not necessarily indicative of trends in operating results for any future period.

RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 1997

     Net sales amounted to $38.1 million for the year ended December 31, 1997 compared to combined net sales for the Acquired Businesses of $23.0 million for the year ended December 31, 1996. The $15.1 million, or 65.7%, increase in sales was partly the result of increased sales of the Company's Body Drench and Gena product lines as compared to the sales achieved by the individual Acquired Businesses in the same period during 1996. In addition, net sales for the year ended December 31, 1997 include the operating results of ABBA from June 26, 1997 to December 31, 1997 and the operating results of Clean + Easy/One Touch from December 1, 1997 to December 31, 1997.

  Cost of Sales

     Cost of sales amounted to $16.8 million, or 44.0% as a percentage of net sales, for the year ended December 31, 1997. Cost of sales as a percentage of net sales substantially decreased from the 52.7% reported for the period from November 27, 1996 to December 31, 1996, a percentage which was consistent with the combined cost of sales as a percentage of net sales incurred by the Acquired Businesses prior to their acquisition by the Company. The Company anticipates using the opportunities created by each of its acquisitions in seeking to reduce cost of sales as a percentage of net sales in future periods by eliminating duplicative direct costs as well as negotiating lower manufacturing and raw materials costs with suppliers.

  Gross Profit

     As a result of the foregoing, the Company realized gross profit for the year ended December 31, 1997, of $21.4 million, or 56.0% as a percentage of net sales. This improvement in gross margin percentage over that reported by the individual Acquired Businesses prior to their acquisition is attributable primarily to the negotiation of reduced product costs in December 1996 with the primary supplier of the Company's Body Drench product line and the consolidation of warehousing and production functions of the Gena and Alpha 9/Omni product lines at the Company's Duncanville, Texas facility. The Company has also achieved substantial reductions in cost of goods through negotiation with third party suppliers at ABBA and Clean + Easy/One Touch.

  Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses were $12.2 million, or 32.0% as a percentage of net sales, for the year ended December 31, 1997, which represents a significant improvement over such expenses incurred by the individual Acquired Businesses and Acquisitions prior to their acquisition by the Company. This improvement in selling, general, and administrative expenses as a percentage of net sales is primarily attributable to the elimination of duplicative management and other personnel, duplicative selling and distribution costs, the consolidation of certain accounting, human resources, and other administrative functions of the Acquired Businesses and the Acquisitions, and is partially offset by non-cash goodwill amortization resulting from acquisitions and increased costs of operating as a public company.

  Extraordinary Item

     In connection with the December 1997 acquisition of the Clean + Easy and One Touch product lines discussed above, the Company entered into a seven-year, $75.0 million credit facility (the "New Credit Facility"), as discussed under "Liquidity and Capital Resources" below. The New Credit Facility replaced the previous credit facility negotiated in connection with the June 1997 acquisition of ABBA. The Company reported an extraordinary, non-cash charge of approximately $1.4 million, net of income taxes, or $0.33 per diluted share, related to the write-off of unamortized financing costs associated with its previous credit facility.

  Net Income

     The Company earned net income of $4.2 million, or $1.02 per diluted share, for the year ended December 31, 1997 before the extraordinary item discussed above. After the extraordinary item, net income for the year ended December 31, 1997 was $2.8 million, or $0.69 per diluted share. These results mark significant improvement over the operating results of the Acquired Businesses prior to their acquisition. The Company attributes the improvement in net income during the year ended December 31, 1997 primarily to the successful implementation of a key component of its business strategy, the enhancement of operating efficiencies of the Acquired Businesses, and subsequent acquisitions. Prior year financial information for the Acquired Businesses presented and discussed herein excludes the operating results of ABBA and the Clean + Easy , One Touch, and Suntopia product lines, which were acquired during 1997.

  Income from Operations and Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)

     Income from operations was $9.2 million for the year ended December 31, 1997. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") was $11.0 million for the year ended December 31, 1997. EBITDA is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to income from operations or net income as an indicator of operating performance or to net cash provided by operating activities as a measure of liquidity. The Company believes EBITDA is a measure commonly reported and widely used by analysts, investors, and other interested parties that monitor performance of companies that employ a consolidation or "roll-up" strategy. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other consolidators.

PERIOD FROM NOVEMBER 27, 1996 TO DECEMBER 31, 1996

  Net Sales

     Net sales amounted to $1.1 million for the period from November 27, 1996 to December 31, 1996. The level of sales during this period is not indicative of anticipated future sales levels or historical sales of the Acquired Businesses, as the Company's primary focus during this period was the consolidation of the four Acquired Businesses, which impacted selling efforts at each of the Company's four divisions.

  Cost of Sales

     Cost of sales was $600,000 for the period from November 27, 1996 to December 31, 1996. Cost of sales as a percentage of net sales was 52.7% for this period, which is consistent with the combined cost of sales as a percentage of net sales incurred by the Acquired Businesses, prior to their acquisition.

  Gross Profit

     As a result of the foregoing, gross profit amounted to $500,000 for the period from November 27, 1996 to December 31, 1996.

  Selling, General, and Administrative Expenses

     Selling, general and administrative expenses were $700,000 for the period from November 27, 1996 to December 31, 1996, which is generally consistent with the level of selling, general, and administrative expenses incurred by the Acquired Businesses on a combined basis, prior to their acquisition. During this period, the Company was focused primarily on the process of integrating the operations of the Acquired Businesses.

  Net Loss

     Net loss for the Company was $200,000 for the period from November 27, 1996 to December 31, 1996.

RESULTS OF OPERATIONS -- GENA

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

  Cost of Sales

     Cost of sales amounted to $3.9 million for the period from March 1, 1996 to November 26, 1996. Cost of sales as a percentage of net sales, increased slightly to 58.1% for the period from March 1, 1996 to November 26, 1996 as compared to 57.5% for the 12 months ended February 29, 1996. The increase in cost of sales as a percentage of net sales was primarily attributable to an increase in certain material costs, partially offset by increased sales of Gena's paraffin spa line, which generates higher margins than Gena's other products.

  Gross Profit

     As a result of the foregoing, gross profit amounted to $2.8 million for the period from March 1, 1996 to November 26, 1996, which represents a decrease to 41.9% of net sales as compared to 42.5% of net sales for the fiscal year ended February 29, 1996.

  Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses were $2.0 million for the period from March 1, 1996 to November 26, 1996. Selling, general, and administrative expenses, as a percentage of net sales, decreased to 29.6% as compared to 36.2% for the 12 months ended February 29, 1996. The decrease in selling, general, and administrative expenses was primarily attributable to reduced shareholder compensation for the period March 1, 1996 to November 26, 1996 in connection with the sale of Gena to the Company.

  Net Income

     Net income for the Company was $500,000 for the period from March 1, 1996 to November 26, 1996.

TWELVE MONTHS ENDED FEBRUARY 29, 1996 COMPARED TO TWELVE MONTHS ENDED FEBRUARY 28, 1995

  Net Sales

     Net sales increased 11.4% to $8.4 million in the 12 months ended February 29, 1996 from $7.5 million in the 12 months ended February 28, 1995. The increase in net sales was attributable to growth in sales of existing products, which consisted primarily of increased acceptance of the paraffin spa product line that was introduced in February 1993 and the continued sales growth of the MRX product line that was acquired in September 1994.

  Cost of Sales

     Cost of sales, as a percentage of net sales, increased to 57.5% in the 12 months ended February 29, 1996 as compared with 55.3% in the 12 months ended February 28, 1995. The increase was attributable to additional costs incurred to produce the new paraffin spa equipment, which has a higher cost of sales, as a percentage of net sales, at approximately 64.0%. Additionally, cost of sales, as a percentage of net sales, on the new MRX product line, introduced in September 1994, was approximately 60.0%, which was also higher than Gena's other product lines.

  Gross Profit

     As a result of the foregoing, gross profits increased 6.1% to $3.6 million in the 12 months ended February 29, 1996 from $3.4 million in the 12 months ended February 28, 1995.

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

  Net Income

     Net income increased 36.6% to $300,000 in the 12 months ended February 29, 1996 from $200,000 in the 12 months ended February 28, 1995.

TWELVE MONTHS ENDED FEBRUARY 28, 1995 COMPARED TO TWELVE MONTHS ENDED FEBRUARY 28, 1994

  Net Sales

     Net sales increased 17.1% to $7.5 million in the 12 months ended February 28, 1995 from $6.4 million in the 12 months ended February 28, 1994. The increase was primarily a result of increased sales of Gena's paraffin spa product line, which had been introduced in February 1993, and the February 1994 acquisition of Design Classic(TM), a manufacturer of fiberglass nail products. Gena also acquired the MRX product line, an all-purpose antiseptic and hydrating lotion, in September 1994 and began to ship substantial quantities in fiscal 1995. Total sales related to the Design Classic and MRX product lines were approximately $1.0 million in 1995.

  Cost of Sales

     Cost of sales, as a percentage of net sales, increased to 55.3% in the 12 months ended February 28, 1995 as compared with 51.0% in the 12 months ended February 28, 1994, as a result of additional labor, machine retooling, and material costs incurred to produce the new paraffin spa product, which has lower gross margins than Gena's other products. In addition, Gena incurred certain one-time packaging and other costs to integrate their newly acquired Design Classic product line. Gena also experienced an increase in certain raw materials costs.

  Gross Profit

     As a result of the foregoing, gross profit increased 6.8% to $3.4 million in the 12 months ended February 28, 1995 from $3.1 million in the 12 months ended February 28, 1994.

  Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses increased 8.0% to $3.0 million in the 12 months ended February 28, 1995 from $2.7 million in the 12 months ended February 28, 1994, as a result of the increase in selling and promotional costs related to the introduction and promotion of the paraffin spa product line. In addition, Gena incurred an increase in costs related to the acquisition of Design Classic, which includes amortization of intangible assets, and increased personnel costs required to support the new product.

  Net Income

     Net income decreased 16.5% to $200,000 in the 12 months ended February 28, 1995 from $300,000 in the 12 months ended February 28, 1994.

RESULTS OF OPERATIONS -- BODY DRENCH

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

  Cost of Sales

     Cost of sales amounted to $5.9 million for the period January 1, 1996 to November 26, 1996. Cost of sales as a percentage of net sales increased to 60.8% for the period January 1, 1996 to November 26, 1996 as compared to 54.1% for the 12 months ended December 31, 1995. The increase in cost of sales was primarily attributable to a reduction in selling prices for certain products, as well as increased cash discounts for certain customers in an effort to maximize cash collections, related to the cash flow difficulties experienced by Body Drench's parent company.

  Gross Profit

     As a result of the foregoing, gross profit amounted to $3.8 million for the period from January 1, 1996 to November 26, 1996.

  Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses were $4.0 million for the period from January 1, 1996 to November 26, 1996. Selling, general, and administrative expenses, as a percentage of net sales, remained relatively unchanged at 41.5% for the period January 1, 1996 to November 26, 1996 as compared to 41.1% for the 12 months ended December 31, 1995.

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

  Cost of Sales

     Cost of sales, as a percentage of net sales, decreased to 54.1% for the 12 months ended December 31, 1995 as compared with 56.9% for the 12 months ended December 31, 1994. This decrease was due primarily to the introduction of the Contemporary product line in October 1994, which carried a lower raw material cost in relation to net sales as compared to products sold during 1995.

  Gross Profit

     As a result of the foregoing, gross profit increased 13.5% to $5.4 million in the 12 months ended December 31, 1995 from $4.8 million in the 12 months ended December 31, 1994.

  Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses increased 19.8% to $4.9 million in 1995 compared to $4.1 million in 1994. The increase was attributable to the continued increase of shipping costs in proportion to sales levels due to the growing number of backorders from the Contemporary product line. Backorders resulted primarily from Body Drench's inability to produce sufficient product to meet customer orders due to cash flow shortages at DBN and Body Drench. Additionally, advertising expense increased by approximately 1.0% of net sales as a result of the heavy promotional efforts in various magazines, catalogs and brochures with the release of the new Contemporary product line. Body Drench also incurred higher personnel costs through the addition of several marketing and sales professionals.

  Net Income

     Net income decreased 34.1% to $300,000 in the 12 months ended December 31, 1995 compared to $400,000 in the 12 months ended December 31, 1994.

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

  Cost of Sales

     Cost of sales, as a percentage of net sales, decreased to 56.9% for the 12 months ended December 31, 1994 as compared with 60.7% for the 12 months ended December 31, 1993. This decrease was due primarily to lower purchasing costs as a result of the higher volume of purchases during 1994. In addition, Body Drench incurred lower overhead and labor costs as a percentage of revenues, as a result of increased production efficiencies due to higher utilization of prepackaged, ready to ship products.

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

  Net Income

     Net income increased 36.0% to $400,000 in 1994 compared to $300,000 in 1993.

RESULTS OF OPERATIONS -- JDS

PERIOD FROM OCTOBER 1, 1996 TO NOVEMBER 26, 1996

  Net Sales

     Net sales amounted to $600,000 for the period from October 1, 1996 to November 26, 1996.

  Cost of Sales

     Cost of sales amounted to $300,000 for the period from October 1, 1996 to November 26, 1996. Cost of sales, as a percentage of net sales, remained relatively constant at 44.9% for the period October 1, 1996 to November 26, 1996 as compared to 45.2% for the 12 months ended September 30, 1996.

  Gross Profit

     As a result of the foregoing, gross profit amounted to $300,000 for the period from October 1, 1996 to November 26, 1996.

  Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses were $300,000 for the period from October 1, 1996 to November 26, 1996. Selling, general, and administrative expenses, as a percentage of net sales, decreased to 42.0% as compared to 51.8% for the 12 months ended September 30, 1996. The decrease in selling, general, and administrative expenses as a percentage of net sales was primarily attributable to reduced shareholders' compensation for the period October 1, 1996 to November 26, 1996, in connection with the sale of JDS to the Company.

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

  Cost of Sales

     Cost of sales, as a percentage of net sales, for the 12 months ended September 30, 1996 decreased to 45.2%, as compared to 46.0% in the 12 months ended September 30, 1995. The decrease as a percentage of net sales is related primarily to the negotiation of more favorable pricing on its materials costs with certain of its vendors.

  Gross Profit

     As a result of the foregoing, gross profit decreased 6.1% to $1.7 million in the 12 months ended September 30, 1996 compared to $1.8 million in the 12 months ended September 30, 1995.

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

  Cost of Sales

     Cost of sales, as a percentage of net sales, remained relatively constant at 46.0% in the 12 months ended September 30, 1995 as compared with 46.2% in the 12 months ended September 30, 1994. The decrease was a result of obtaining more favorable freight terms with its shipping contractors.

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

  Cost of Sales

     Cost of sales amounted to $600,000 for the period from January 1, 1996 to November 26, 1996. Cost of sales, as a percentage of net sales, remained relatively unchanged at 46.9% for the period from January 1, 1996 to November 26, 1996 as compared to 45.7% for the 12 months ended December 31, 1995.

  Gross Profit

     As a result of the foregoing, gross profit amounted to $600,000 for the period from January 1, 1996 to November 26, 1996.

  Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses were $600,000 for the period from January 1, 1996 to November 26, 1996. Selling, general, and administrative expenses, as a percentage of net sales, decreased to 47.3% for the period from January 1, 1996 to November 26, 1996, as compared to 57.2% for the 12 months ended December 31, 1995. The decrease in selling, general, and administrative expenses as a percentage of net sales was primarily attributable to a reduction in commission expenses related to the decrease in sales as well as lower promotional costs.

  Net Loss

     As a result of the foregoing, net loss for the KII was approximately $2,000 for the period from January 1, 1996 to November 26, 1996.

TWELVE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1994

  Net Sales

     Net sales in the 12 months ended December 31, 1995 decreased 22.1% to $1.6 million as compared to $2.0 million in the 12 months ended December 31, 1994. As part of its overall strategy, KII acquired a division of Redken in December 1993. During 1994, Redken reduced its customer base by 17 distributors, which had a direct impact on sales for KII.

  Cost of Sales

     Cost of sales, as a percentage of net sales, increased to 45.7% in the 12 months ended December 31, 1995 as compared with 49.3% in the 12 months ended December 31, 1994. The increase was primarily attributable to increased freight and duty costs associated with international purchases.

  Gross Profit

     As a result of the foregoing, gross profit decreased 16.6% to $800,000 in the 12 months ended December 31, 1995 from $1.0 million in the 12 months ended December 31, 1994.

  Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses decreased 14.3% to $900,000 in the 12 months ended December 31, 1995 compared to $1.0 million in the 12 months ended December 31, 1994. The decrease in selling, general, and administrative expenses was attributable to a decrease in salaries and commissions through the elimination of several sales positions.

  Net Loss

     Net loss increased to approximately $135,000 in the 12 months ended December 31, 1995 from approximately $72,000 in the 12 months ended December 31, 1994.

SEASONALITY AND QUARTERLY FINANCIAL RESULTS

                                                                 THREE MONTHS ENDED
                                               ------------------------------------------------------
                                               MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                                 1997         1997          1997             1997
                                               ---------    --------    -------------    ------------
Net Sales....................................   $ 7,479     $ 7,437        $10,669         $12,523
Gross Profit.................................     4,245       4,191          5,802           7,114
Selling, general and administrative..........    (2,398)     (2,333)        (3,574)         (3,896)
Income from operations.......................     1,847       1,858          2,228           3,218
Income before Extraordinary Item.............     1,054       1,031            828           1,294
Extraordinary Item, net......................        --          --             --          (1,377)
Net Income (Loss)............................     1,054       1,031            828             (83)
Diluted EPS before Extraordinary Item........   $  0.26     $  0.25        $  0.20         $  0.31
Diluted EPS after Extraordinary Item.........      0.26        0.25           0.20           (0.02)

The Company has experienced moderate seasonality in quarterly operating results due mainly to the effect of the seasonality of the indoor tanning season on the operating results of the Body Drench and Suntopia product lines. The Company expects the seasonal effect of Body Drench and Suntopia sales to lessen over time as the Company continues its acquisition strategy.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital position increased to $13.9 million at December 31, 1997 from $4.5 million at December 31, 1996. The increase of $9.4 million is primarily due to the completion of the Acquisitions during 1997 and the Company's results of operations for the year ended December 31, 1997. The Company's working capital at December 31, 1996 was primarily the result of the completion of an initial public offering and the acquisition of the Acquired Businesses in November 1996. The offering resulted in net proceeds to the Company of approximately $27.2 million, reduced by the simultaneous distribution of the cash portion of the purchase price of the Acquired Businesses of approximately $20.8 million and the repurchase of treasury shares from a founder of the Company for $1.8 million.

     During the year ended December 31, 1997, the Company used $2.4 million of cash in operating activities, which resulted primarily from the increased investment in accounts receivable and inventory of $7.4 million and $3.0 million, respectively, offset by the increase in accounts payable and accrued liabilities of $3.5 million. The increased investment in accounts receivable at December 31, 1997 is primarily related to substantial sales growth in the Acquired Businesses and the Acquisitions during the fiscal year ended December 31, 1997. The accounts receivable balance at December 31, 1996 was at a low level due to the Company's focus on the consolidation of operations following its initial public offering and simultaneous acquisition of the Acquired Businesses in November 1996 and did not include receivables subsequently acquired in the Utopia, ABBA, and Clean + Easy/One Touch acquisitions. The increase in inventories and accounts payable and accrued liabilities during the period relates primarily to the liabilities assumed in the Acquisitions, as well as internal growth of the Company's business.

     Effective June 26, 1997, the Company acquired all of the issued and outstanding capital stock of U.K. ABBA Products, Inc., (ABBA), a producer of a proprietary line of aromatherapy-based professional hair care products. The Company paid a purchase price of $20.0 million for the stock of ABBA. This transaction was accounted for using the purchase method of accounting.

     In connection with the acquisition of ABBA, the Company entered into a six-year, $28.0 million senior credit facility (the "Old Credit Facility") with a group of banks for whom Credit Agricole Indosuez acted as agent. The Old Credit Facility consisted of Term Loan A, Term Loan B, and a Revolving Credit Facility. Term Loan A was a $13.0 million term loan maturing in June 2002 with principal and interest payable quarterly, at the agent's prime rate plus 1.50% (10.0% at December 10, 1997). Term Loan B was a $10.0 million term loan maturing in June 2003 with principal and interest payable quarterly at the agent's prime rate plus 2.00% (10.5% at December 10, 1997). The Revolving Credit Facility, which would have matured in June 2002, provided for up to $5.0 million in borrowing to be used for general corporate purposes, including working capital, acquisitions and repayment of existing indebtedness. Interest was payable quarterly at the agent's prime rate plus 1.50% (10.0% at December 10, 1997). As of December 10, 1997, there was $1.5 million outstanding under the Revolving Credit Facility. In connection with the refinancing of the Old Credit Facility discussed below, costs previously deferred resulted in an extraordinary charge to earnings of approximately $1.4 million, net of income taxes, or $0.33 per diluted share, in the fourth quarter of 1997.

     On December 10, 1997, the Company acquired certain assets and assumed certain liabilities of Inverness Corporation and Inverness (UK) Limited (collectively, "Inverness"). Inverness produces salon and retail hair removal apparatus and products under lines known as "One Touch" and "Clean + Easy". The Company paid a purchase price of $20.0 million, consisting of $16.5 million in cash and an additional $3.5 million in cash held in escrow pending release contingent upon the successful transition of the manufacture of certain hair removal appliances to offshore manufacturing. The Inverness acquisition was accounted for using the purchase method of accounting.

     In connection with the acquisition of the Clean + Easy and One Touch product lines, the Company entered into a seven-year, $75.0 million senior credit facility (the "New Credit Facility") with a group of banks for whom Credit Agricole Indosuez acted as agent. $50.0 million of the New Credit Facility was issued to pay for the acquisition, acquisition fees, and the payoff of the Old Credit Facility. The New Credit Facility consists of four separate loans: a $25.0 million Term Loan A, a $25.0 million Term Loan B, a $12.5 million acquisition term loan, and a $12.5 million revolving line of credit. The principal and interest on the New Credit Facility is paid quarterly and the interest rate is determined by the base rate (the "Base Rate") as defined in the New Credit Facility. The Base Rate is equal to the higher of (i) the Federal Funds Rate plus 0.5%, or (ii) the Credit Agricole Indosuez prime lending rate. Term Loan A bears interest at the Base Rate plus 1.0%, and matures in December 2002. Term Loan B bears interest at the Base Rate plus 1.5%, and matures in December 2004. The revolving line of credit bears interest at the Base Rate plus 1.0% and expires in December 2002. The revolving line of credit will be used for working capital purposes. As of December 31, 1997, there were no amounts outstanding under the revolving line of credit or the acquisition term loan. The Company, at its option after January 9, 1998, may convert the interest rates relating to any of the loans to a LIBOR rate. Under this option, Term Loan A will bear interest at the LIBOR rate plus 2.5%; Term Loan B will bear interest at the LIBOR rate plus 3.0%; and the revolving line of credit will bear interest at the LIBOR rate plus 2.5%. The Company may utilize the acquisition term loan in connection with funding future acquisitions.

     The Company's line of credit, current cash resources, and expected cash flows from operations are expected to be sufficient to fund the Company's capital needs during the next 12 months at its current level of operations, apart from capital needs resulting from acquisitions. However, the Company may be required to obtain additional capital to fund its planned growth. The Company plans to pursue strategic acquisitions to capitalize on the substantial fragmentation and growth potential existing in the professional salon products industry. The Company intends to fund its future capital needs through a combination of current cash resources, expected cash flows from operations, bank financing, seller notes payable, issuance of its Common Stock, and additional public or private debt or equity financing. The availability of such capital resources cannot be assured and depends upon prevailing market conditions, interest rates, and the financial condition of the Company.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, in fewer than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance. The Company has assessed and continues to assess the impact the Year 2000 issue will have on its reporting and operating systems. The Company is addressing the Year 2000 issue by upgrading to a new release of its key operating and financial software system, which will be Year 2000 compliant. The Company will test the new system for Year 2000 compliance when the system is upgraded. In addition, during 1998 the Company intends to assess the impact any Year 2000 compliance problems suffered by its customers, third-party contract manufacturers, and suppliers may have on the Company. Although the Company does not anticipate that the Year 2000 issue will have a significant impact on its business, any significant Year 2000 compliance problem of any of the Company, its customers, or its third-party contract manufacturers or suppliers could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated herein by reference to the information contained under the headings "Proposal to Elect
Directors -- Nominees" as set forth in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders. The information required by this Item relating to executive officers of the Company is included in "Business -- Executive Officers and Key Employees" contained in Item 1 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 relating to directors of the Company is incorporated herein by reference to the information under the heading "Director Compensation and Other Information" and the information relating to executive officers of the Company is incorporated herein by reference to the information under the heading "Executive Compensation" as set forth in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the information under the heading "Security Ownership of Principal Stockholders, Directors and Officers" as set forth in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the information under the heading "Certain Relationships and Related Transactions" as set forth in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
-----------                      ----------------------
 1            Form of Underwriting Agreement(1)
 3.1          Certificate of Incorporation of the Registrant(1)
 3.2          Certificate of Amendment of Certificate of Incorporation(1)
 3.3          Bylaws of the Registrant(1)
 4.1          Specimen of Stock Certificate(1)
 4.2          Specimen of Redeemable Common Stock Warrant(1)
 4.3          Form of Warrant issued to Credit Agricole Indosuez(2)
 4.4          Form of Warrant issued to Bank Boston N.A.(3)
10.1          Stock Purchase Agreement by and among Registrant and Donald
              N. Black, Howard Black, Barbara Black, Robert Black, Don
              Cottam, Jim Cottam and the Cottam Family Partnership, L.P.
              (shareholders) with respect to Gena Laboratories, Inc.(1)
10.2          Stock Purchase Agreement by and among Registrant and Jack
              Sperling and Gary Sperling (Shareholders) with respect to
              JDS Manufacturing Co., Inc.(1)
10.3          Asset Purchase Agreement by and among Registrant, Designs by
              Norvell, Inc. and Joy Norvell Martin (Stockholder) with
              respect to the Body Drench division of Designs by Norvell,
              Inc.(1)
10.4          Asset Purchase Agreement by and among Registrant, Kotchammer
              Investments, Inc. and the Hammer Family Living Trust, The
              Jones Family Trust and Gerald Kotch (Stockholders)(1)
10.5          Employment Agreement between Registrant and Sam L.
              Leopold(1)
10.11         1996 Stock Option Plan(1)
10.12         Stock Repurchase Agreement, as amended, between Registrant and Kenneth S. Bernstein(1)
10.13         Bridge Note(1)
10.15         Exclusive Manufacturing Agreement between the Registrant and
              Amole, Incorporated(4)
10.16         Asset Purchase Agreement between the Registrant and Creative
              Laboratories, Inc., dated March 17, 1997(5)

EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
-----------                      ----------------------
10.17         Stock Purchase Agreement dated as of June 25, 1997 among the
              Registrant; James Markham; Daniel Genis and Arline Genis,
              Co-Trustees of the 1992 Genis Family Revocable Trust dated
              February 28, 1992; Arthur Benfield Bush, Arthur Benfield
              Bush and Gina L. Bush, Trustees of the Alan and Gina Bush
              Charitable Remainder Unitrust #1, dated June 1, 1997; Arthur
              Benfield Bush and Gina L. Bush, Trustees of the Alan and
              Gina Bush Remainder Unitrust #2, dated June 1, 1997; Yoram
              Fishman, Trustee of the Yoram Fishman Living Trust, dated
              May 18, 1987, and Yuri Levi, Trustee of the Yoram Fishman
              Charitable Remainder Trust dated May 30, 1997.(6)
10.18         Credit Agreement dated as of June 25, 1997 among the
              Registrant and Credit Agricole Indosuez, New York branch, as agent and the lending institutions listed therein.(6)
10.19         Asset Purchase Agreement dated as of October 31, 1997 among the Registrant, Inverness Corporation, and Inverness (UK)
              Limited.(7)
10.20         Transition and Manufacturing Agreement dated as of December
              10, 1997 the Registrant and Inverness Corporation.(7)
10.21         Credit Agreement dated as of December 10, 1997 among the
              Registrant and Credit Agricole Indosuez, New York branch, as agent and the lending institutions listed therein.(7)
21            Subsidiaries of Registrant
23            Consent of Arthur Andersen LLP
27            Financial Data Schedules

---------------
(1) Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 333-12469) filed September 20, 1996 and declared effective November 12, 1996.

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission (the "Commission") on August 14, 1997.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Commission on November 14, 1997.

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Commission on April 10, 1997.

(5) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed with the Commission on May 14, 1997.

(6) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed with the Commission on July 10, 1997.

(7) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed with the Commission on December 24, 1997.

     (b) Financial Statements filed as part of this report:

         Consolidated Financial Statements and Supplemental Schedules as listed in the Index to Consolidated Financial Statements on page F-1 of this report.

     (c) Reports on Form 8-K:

         The Registrant filed a Current Report on Form 8-K with respect to the acquisition of the Clean + Easy and One Touch product lines from Inverness Corporation and Inverness (UK) Limited on December 24, 1997, as amended by the Form 8-K/A filed on February 23, 1998 and the Form 8-K/A filed on March 20, 1998.

     (d) Financial Statement Schedules

         None.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STYLING TECHNOLOGY CORPORATION

                                          By: /s/    SAM L. LEOPOLD
                                            ------------------------------------
                                                      Sam L. Leopold,
                                             Chairman of the Board, President,
                                                and Chief Executive Officer

                                                                  March 31, 1998

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

                     SIGNATURE                                      TITLE                       DATE
                     ---------                                      -----                       ----

               By /s/ SAM L. LEOPOLD                   Chairman of the Board,                March 31, 1998
  ----------------------------------------------         President, and Chief
                  Sam L. Leopold                         Executive Officer (Principal
                                                         Executive Officer)

              By /s/ RICHARD R. ROSS                   Vice President, Chief Financial       March 31, 1998
  ----------------------------------------------         Officer, Treasurer, and
                  Richard R. Ross                        Secretary (Principal
                                                         Financial Officer)

              By /s/ JAMES A. BROOKS                   Director                              March 30, 1998
  ----------------------------------------------
                  James A. Brooks

               By /s/ PETER W. BURG                    Director                              March 29, 1998
  ----------------------------------------------
                   Peter W. Burg

            By /s/ MICHAEL H. FEINSTEIN                Director                              March 31, 1998
  ----------------------------------------------
               Michael H. Feinstein

              By /s/ SYLVAN SCHEFLER                   Director                              March 31, 1998
  ----------------------------------------------
                  Sylvan Schefler

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

STYLING TECHNOLOGY CORPORATION
Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statements of Stockholders' Equity.............  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

GENA LABORATORIES, INC.
  Report of Independent Public Accountants..................  F-20
  Balance Sheets............................................  F-21
  Statements of Operations..................................  F-22
  Statements of Stockholders' Equity........................  F-23
  Statements of Cash Flows..................................  F-24
  Notes to Financial Statements.............................  F-25

BODY DRENCH (A DIVISION OF DESIGNS BY NORVELL, INC.)
  Report of Independent Public Accountants..................  F-32
  Balance Sheets............................................  F-33
  Statements of Operations..................................  F-34
  Statements of Changes in Owners' Investment...............  F-35
  Statements of Cash Flows..................................  F-36
  Notes to Financial Statements.............................  F-36

JDS MANUFACTURING CO., INC.
  Report of Independent Public Accountants..................  F-41
  Balance Sheets............................................  F-42
  Statements of Operations..................................  F-43
  Statements of Stockholders' Equity........................  F-44
  Statements of Cash Flows..................................  F-45
  Notes to Financial Statements.............................  F-46

KOTCHAMMER INVESTMENTS, INC.
  Report of Independent Public Accountants..................  F-50
  Balance Sheet.............................................  F-51
  Statements of Operations..................................  F-52
  Statements of Stockholders' Deficit.......................  F-53
  Statements of Cash Flows..................................  F-54
  Notes to Financial Statements.............................  F-55

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Styling Technology Corporation:

     We have audited the accompanying consolidated balance sheets of STYLING TECHNOLOGY CORPORATION, a Delaware corporation, and subsidiaries (the "Company"), as of December 31, 1996 and 1997, and the related consolidated statements of operations and cash flows for the period from November 27, 1996 (commencement of operations) to December 31, 1996 and for the year ended December 31, 1997, and the related consolidated statements of stockholders' equity for the period from June 30, 1995 to December 31, 1995 and the years ended December 31, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996, and 1997, and the results of its operations and its cash flows for the period from November 27, 1996 to December 31, 1996 and for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          /s/ ARTHUR ANDERSEN LLP
                                          --------------------------------------
                                               Arthur Andersen LLP

Phoenix, Arizona,
  February 19, 1998.

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   1996           1997
                                                                -----------    -----------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 4,491,000    $ 3,063,000
  Accounts receivable, net of allowance for doubtful
     accounts of approximately $427,000 and $1,032,000,
     respectively...........................................      1,640,000     14,296,000
  Inventory.................................................      2,635,000     10,951,000
  Prepaid expenses and other current assets.................        292,000      2,120,000
                                                                -----------    -----------
          Total current assets..............................      9,058,000     30,430,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
  approximately $11,000 and $394,000, respectively..........      1,125,000      2,640,000
GOODWILL, net of accumulated amortization of approximately
  $86,000 and $1,375,000, respectively......................     21,831,000     56,506,000
OTHER ASSETS................................................        220,000      2,913,000
                                                                -----------    -----------
                                                                $32,234,000    $92,489,000
                                                                ===========    ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $ 3,000,000    $ 7,065,000
  Accrued liabilities.......................................      1,516,000      3,832,000
  Current portion of long-term debt and other...............         83,000      5,647,000
                                                                -----------    -----------
          Total current liabilities.........................      4,599,000     16,544,000
                                                                -----------    -----------
LONG-TERM DEBT AND OTHER, less current portion..............      2,316,000     47,377,000
                                                                -----------    -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value, 1,000,000 shares
     authorized.............................................             --             --
  Common stock, $.0001 par value, 10,000,000 shares
     authorized; 4,757,000 shares issued; 3,949,000 shares
     outstanding............................................          1,000          1,000
  Additional paid-in capital................................     27,456,000     27,875,000
  Retained earnings (deficit)...............................       (338,000)     2,492,000
  Treasury stock............................................     (1,800,000)    (1,800,000)
                                                                -----------    -----------
          Total stockholders' equity........................     25,319,000     28,568,000
                                                                -----------    -----------
                                                                $32,234,000    $92,489,000
                                                                ===========    ===========

   The accompanying notes are an integral part of these consolidated balance sheets.

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            FOR THE PERIOD FROM
                                                             NOVEMBER 27, 1996
                                                               (COMMENCEMENT
                                                             OF OPERATIONS) TO        YEAR ENDED
                                                             DECEMBER 31, 1996     DECEMBER 31, 1997
                                                            -------------------    -----------------
NET SALES.................................................      $1,083,000            $38,108,000
COST OF SALES.............................................         571,000             16,756,000
                                                                ----------            -----------
          Gross profit....................................         512,000             21,352,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..............         737,000             12,201,000
                                                                ----------            -----------
          Income (loss) from operations...................        (225,000)             9,151,000
INTEREST EXPENSE AND OTHER INCOME, net....................           2,000             (1,847,000)
                                                                ----------            -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND INCOME
  TAXES...................................................        (223,000)             7,304,000
PROVISION FOR (BENEFIT FROM) INCOME TAXES.................         (72,000)             3,097,000
                                                                ----------            -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM...................        (151,000)             4,207,000
EXTRAORDINARY ITEM, net of tax benefit of $882,000........              --             (1,377,000)
                                                                ----------            -----------
NET INCOME (LOSS).........................................      $ (151,000)           $ 2,830,000
                                                                ==========            ===========
BASIC EARNINGS (LOSS) PER SHARE:
  Income (loss) before extraordinary item.................      $    (0.04)           $      1.07
  Extraordinary item, net.................................              --                  (0.35)
                                                                ----------            -----------
  Net income (loss).......................................      $    (0.04)           $      0.72
                                                                ==========            ===========
  Weighted average shares.................................       3,770,000              3,949,000
                                                                ==========            ===========
DILUTED EARNINGS (LOSS) PER SHARE:
  Income (loss) before extraordinary item.................      $    (0.04)           $      1.02
  Extraordinary item, net.................................              --                  (0.33)
                                                                ----------            -----------
  Net income (loss).......................................      $    (0.04)           $      0.69
                                                                ==========            ===========
  Weighted average shares.................................       3,770,000              4,113,000
                                                                ==========            ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          COMMON STOCK
                                      --------------------   ADDITIONAL     RETAINED                      TOTAL
                                        SHARES      COMMON     PAID-IN      EARNINGS     TREASURY     STOCKHOLDERS'
                                      OUTSTANDING   STOCK      CAPITAL     (DEFICIT)       STOCK         EQUITY
                                      -----------   ------   -----------   ----------   -----------   -------------
BALANCE, June 30, 1995
  (inception).......................          --    $  --    $        --   $       --   $        --    $        --
  Issuance of common stock..........   1,616,000    1,000             --           --            --          1,000
                                       ---------    ------   -----------   ----------   -----------    -----------
BALANCE, December 31, 1995..........   1,616,000    1,000             --           --            --          1,000
  Issuance of common stock and
     warrants.......................      20,000       --        179,000     (187,000)           --         (8,000)
  Issuance of common stock and
     warrants in initial public
     offering, net of offering costs
     of approximately $1,351,000....   3,116,000       --     27,227,000           --            --     27,227,000
  Issuance of common stock in KII
     acquisition....................       5,000       --         50,000           --            --         50,000
  Purchase of 808,000 shares of
     treasury stock.................    (808,000)      --             --           --    (1,800,000)    (1,800,000)
  Net loss for the period from
     November 27, 1996 (commencement
     of operations) to December 31,
     1996...........................          --       --             --     (151,000)           --       (151,000)
                                       ---------    ------   -----------   ----------   -----------    -----------
BALANCE, December 31, 1996..........   3,949,000    1,000     27,456,000     (338,000)   (1,800,000)    25,319,000
  Issuance of warrants..............          --       --        419,000           --            --        419,000
  Net income........................          --       --             --    2,830,000            --      2,830,000
                                       ---------    ------   -----------   ----------   -----------    -----------
BALANCE, December 31, 1997..........   3,949,000    $1,000   $27,875,000   $2,492,000   $(1,800,000)   $28,568,000
                                       =========    ======   ===========   ==========   ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE PERIOD
                                                                   FROM
                                                               NOVEMBER 27,
                                                                 1996 TO
                                                               DECEMBER 31,    DECEMBER 31,
                                                                   1996            1997
                                                              --------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................   $   (151,000)   $  2,830,000
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities --
     Depreciation and amortization..........................         97,000       1,846,000
     Interest accretion to note payable.....................             --         174,000
  Changes in assets and liabilities --
     Accounts receivable, net...............................        532,000      (7,405,000)
     Inventory..............................................        (21,000)     (2,992,000)
     Prepaid expenses and other assets......................        (34,000)       (353,000)
     Accounts payable and accrued liabilities...............       (788,000)      3,520,000
                                                               ------------    ------------
          Net cash used in operating activities.............       (365,000)     (2,380,000)
                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of acquired businesses, net of cash acquired.....    (20,523,000)    (45,150,000)
  Purchases of property and equipment.......................        (46,000)       (582,000)
                                                               ------------    ------------
          Net cash used in investing activities.............    (20,569,000)    (45,732,000)
                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of offering
     and acquisition costs..................................     27,225,000              --
  Proceeds from issuance of long-term debt, net of financing
     costs..................................................             --      71,633,000
  Payments on long-term debt................................             --     (24,949,000)
  Purchase of treasury stock................................     (1,800,000)             --
                                                               ------------    ------------
          Net cash provided by financing activities.........     25,425,000      46,684,000
                                                               ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............      4,491,000      (1,428,000)

CASH AND CASH EQUIVALENTS, beginning of period..............             --       4,491,000
                                                               ------------    ------------

CASH AND CASH EQUIVALENTS, end of period....................   $  4,491,000    $  3,063,000
                                                               ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes................................   $         --    $  1,727,000
                                                               ============    ============
  Cash paid for interest....................................   $         --    $  1,155,000
                                                               ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) FORMATION OF THE COMPANY:

  Initial Public Offering and Acquired Businesses

     Styling Technology Corporation ("Styling") was formed in June 1995. From June 1995 through November 26, 1996, Styling conducted no operations and its only activities related to negotiating acquisitions and related financing. During November 1996, Styling completed an initial public offering (the "Offering") of 3,116,000 shares of its common stock. Simultaneously with the consummation of the Offering, Styling acquired in separate transactions four businesses that develop, produce, and market professional salon products. Prior to the Offering, the Company effected a 0.808-for-1 reverse stock split on all its outstanding common stock. As a result, all share amounts were adjusted to give effect to the split, including the option terms as discussed herein.

     Upon consummation of the Offering, Styling acquired all of the outstanding stock of Gena Laboratories, Inc. ("Gena") and JDS Manufacturing Co., Inc. ("JDS") and certain assets and liabilities of the Body Drench Division of Designs by Norvell, Inc. ("Body Drench") and Kotchammer Investments, Inc. ("KII") (collectively, the "Acquired Businesses"). The cost of the Acquired Businesses, including direct acquisition costs, was approximately $22.9 million. The combined purchase price was funded with approximately $20.8 million in cash from the net proceeds of the Offering, and approximately $2.1 million of seller carryback financing and issuance of common stock. The acquisitions were accounted for using the purchase method of accounting. The purchase price was allocated based on the fair market value of the assets and liabilities acquired. Approximately $5.2 million was allocated to current assets, approximately $1.1 million to property and equipment, approximately $5.0 million to current liabilities, and approximately $0.3 million to long-term debt. Approximately $21.9 million of the purchase price represents costs in excess of fair values acquired, and was recorded as goodwill.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Styling (which includes the Body Drench division, KII, Suntopia and the Clean and Easy/One Touch product lines) and the Gena, JDS, U.K. ABBA Products, Inc. ("ABBA") and Styling Technology (UK) Limited subsidiaries (collectively, the "Subsidiaries"). The Company's accompanying consolidated financial statements include the operations of Styling and Subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated in consolidation. Financial information and transactions with Styling Technology
(UK) Limited are reported in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation.

  Cash Equivalents

     All highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents.

  Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade receivables. In management's opinion, the Company places its cash and cash equivalents in high quality credit institutions. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

  Reclassifications

     Certain amounts as of December 31, 1996 and for the period from November 27, 1996 to December 31, 1996 have been reclassified to conform with fiscal year 1997 presentation.

  Inventory

     Inventory is valued at the lower of cost (first-in, first-out) or net realizable value. Reserves are established against inventory for excess, slow-moving and obsolete items and for items where the net realizable value is less than cost.

Inventory consists of the following:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1996          1997
                                                     ----------    -----------
Raw materials and work-in-process..................  $1,325,000    $ 2,594,000
Finished goods.....................................   1,310,000      8,357,000
                                                     ----------    -----------
                                                     $2,635,000    $10,951,000
                                                     ==========    ===========

  Property and Equipment

     Property and equipment are recorded at cost and depreciation on property and equipment is provided using the straightline method over their estimated useful lives.

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

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

  Fair Value of Financial Instruments

     The Company's financial instruments include cash, accounts receivable, long-term debt and letters of credit. The estimated fair value amounts have been determined by the Company at December 31, 1996 and at December 31, 1997, using available market information and valuation methodologies described below. The carrying values of cash and cash equivalents and accounts receivable approximate fair values due to the short-term maturities of these instruments. The carrying amount on the long-term debt is estimated to approximate fair value as the actual interest rates are consistent with rates estimated to be currently available for debt with similar terms and remaining maturities. The carrying amount of the letters of credit reflects fair value as the related fees are competitively determined in the marketplace.

  Revenue Recognition

     The Company recognizes revenue from sales at the time product is shipped.

  Income Taxes

     The Company provides for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities and carryforwards. This method requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized.

  Other Assets

     Other assets consist primarily of deferred financing costs associated with the Company completing various financings transactions (see Note 5). These costs are capitalized as incurred and amortized over the related debt into interest expense and other income in the accompanying consolidated statements of operations.

  Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. In management's opinion, the adoption of SFAS No. 130 will not have a material impact on the Company's financial position or results of operations.

     In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In manage-

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES ment's opinion, the adoption of SFAS No. 131 will not have a material impact on the Company's financial position or results of operations.

  Earnings (Loss) Per Share

     In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, which supersedes Accounting Principles Board Opinion No. 15. SFAS No. 128 modifies the calculation of primary and fully diluted earnings per share (EPS) and replaces them with basic and diluted EPS. SFAS No. 128 is effective for financial statements for both interim and annual periods presented after December 15, 1997, and as a result, all prior-period EPS data presented herein has been restated.

     A reconciliation of the numerators and denominators of the basic and diluted EPS computations for the period from November 27, 1996 to December 31, 1996 and the year ended December 31, 1997, is as follows:

                                                1996                                  1997
                                ------------------------------------   -----------------------------------
                                             EFFECT OF                              EFFECT OF
                                               STOCK                                  STOCK
                                              OPTIONS                                OPTIONS
                                  BASIC         AND        DILUTED       BASIC         AND       DILUTED
                                   EPS        WARRANTS       EPS          EPS       WARRANTS       EPS
                                ----------   ----------   ----------   ----------   ---------   ----------
Income (loss) before
  extraordinary item
  (numerator).................  $ (151,000)          --   $ (151,000)  $4,207,000         --    $4,207,000
Extraordinary item, net
  (numerator).................          --           --           --    1,377,000         --     1,377,000
                                ----------   ----------   ----------   ----------    -------    ----------
Net income (loss)
  (numerator).................  $ (151,000)          --   $ (151,000)  $2,830,000         --    $2,830,000
                                ==========   ==========   ==========   ==========    =======    ==========
Shares (denominator)..........   3,770,000           --    3,770,000    3,949,000    164,000     4,113,000
                                ==========   ==========   ==========   ==========    =======    ==========
Per share amount -- income
  (loss) before extraordinary
  item........................  $    (0.04)               $    (0.04)  $     1.07               $     1.02
Per share
  amount -- extraordinary
  item, net...................          --                        --        (0.35)                   (0.33)
                                ----------                ----------   ----------               ----------
Per share amount -- net income
  (loss)......................  $    (0.04)               $    (0.04)  $     0.72               $     0.69
                                ==========                ==========   ==========               ==========

     For the period from November 27, 1996 to December 31, 1996, no common stock equivalents were considered in the EPS calculations as their effect was antidilutive. For purposes of applying the treasury stock method, the Company has assumed that it will fully utilize tax deductions arising from the assumed exercise of non-qualified stock options.

(3) 1997 BUSINESS COMBINATIONS:

     During March 1997, the Company acquired inventory and other assets of the Utopia product line of high-end tanning products from Creative Laboratories, Inc. for approximately $350,000 in cash.

     On June 25, 1997, the Company acquired all of the issued and outstanding common stock of ABBA, which produces a proprietary line of aromatherapy-based professional hair care products. The Company paid a purchase price of approximately $20 million in cash for the ABBA common stock. In connection with the ABBA acquisition, the Company also negotiated approximately $1.1 million in facilitation fees, payable over three years, to certain former shareholders of ABBA for pre-closing efforts to facilitate completion of the acquisition (see
Note 5). The ABBA acquisition is accounted for under the purchase method of accounting. The purchase price was allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. The cost in excess of fair values was approximately $20.1 million and is recorded as goodwill in the accompanying consolidated balance sheets.

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

     On December 10, 1997, the Company acquired certain assets and assumed certain liabilities of Inverness Corporation and Inverness (UK) Limited (collectively "Inverness"). Inverness produces salon and retail hair removal apparatus and products under the brand names "One Touch" and "Clean + Easy." The Company paid a purchase price consisting of (i) $16.5 million in cash; and (ii) an additional $3.5 million in cash held in escrow pending release contingent upon the successful transition of the manufacture of certain hair removal appliances to offshore manufacturing. The Inverness acquisition is accounted for under the purchase method of accounting. The purchase price was allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. The cost in excess of fair values was approximately $13.4 million and is recorded as goodwill in the accompanying consolidated balance sheets. The amounts of assets acquired and liabilities assumed in the Inverness acquisitions were based on the preliminary fair values as of the date of acquisition, and may be revised at a later date.

     The following assets were acquired and liabilities assumed at the closing date of the three acquisitions described above:

Accounts receivable.........................................  $  5,251,000
Inventory...................................................     5,324,000
Other assets................................................     1,475,000
Property and equipment......................................     1,316,000
Accounts payable and accrued liabilities....................    (2,861,000)
                                                              ------------
Net assets acquired.........................................    10,505,000
Cash paid at closing for purchase price and acquisition
  costs.....................................................    45,150,000
                                                              ------------
Goodwill....................................................  $ 34,645,000
                                                              ============

  Pro Forma Results of Operations

     The following unaudited pro forma summary includes the combined results of operations of the Company, the Acquired Businesses, and the Utopia, ABBA and Inverness acquisitions, as if all such acquisitions had occurred at the beginning of 1996 and 1997 after giving effect to certain pro forma adjustments. These pro forma adjustments include only the effect of goodwill amortization, interest expense that would have been incurred to finance a portion of the purchase of the acquisitions, and the estimated related income tax effects. The pro forma financial data is for informational purposes only, and is not necessarily indicative of the results of operations had the acquisitions occurred at the beginning of 1996 and 1997 and is not necessarily indicative of future operating results.

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1996           1997
                                                    -----------    -----------
                                                           (UNAUDITED)
Net sales.........................................  $51,374,000    $62,752,000
Net income (loss).................................   (1,639,000)     2,447,000
Income (loss) per diluted share...................        (0.43)          0.59

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

(4) PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following at December 31:

                                             USEFUL           DECEMBER 31,
                                              LIVES     ------------------------
                                             (YEARS)       1996          1997
                                             -------    ----------    ----------
Land.......................................     --      $  150,000    $  150,000
Building and leasehold improvements........   7-40         567,000       594,000
Machinery and equipment....................    3-7         274,000     1,559,000
Furniture and fixtures.....................      7          65,000       375,000
Computers, vehicles and other..............    3-5          80,000       356,000
                                                        ----------    ----------
                                                         1,136,000     3,034,000
Less -- accumulated depreciation...........                (11,000)     (394,000)
                                                        ----------    ----------
                                                        $1,125,000    $2,640,000
                                                        ==========    ==========

     The Company recorded approximately $11,000 and $383,000 in depreciation expense for the period from November 27, 1996 to December 31, 1996 and the year ended December 31, 1997, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

(5) LONG-TERM DEBT AND OTHER:

     Long-term debt and other consists of the following at December 31:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1996          1997
                                                             ----------    -----------
Senior credit facility, collateralized by substantially all
  the assets of the Company, maturing through December 31,
  2004.....................................................  $       --    $50,000,000
Gena Note, imputed interest at 10%, secured by 225,000
  shares of contingently issuable common stock held in
  escrow and an outstanding letter of credit for $500,000,
  maturing November 26, 1998...............................   1,667,000      1,841,000
Unsecured notes payable related to the acquisition of JDS,
  bearing interest from 8% to 10%, due quarterly, maturing
  November 26, 1998........................................     283,000        283,000
Note payable related to the acquisition of KII, repaid
  during 1997..............................................     140,000             --
Note payable, repaid during 1997...........................     309,000             --
Facilitation fee payable (see Note 3)......................          --        900,000
                                                             ----------    -----------
                                                              2,399,000     53,024,000
Less: current portion......................................     (83,000)    (5,647,000)
                                                             ----------    -----------
                                                             $2,316,000    $47,377,000
                                                             ==========    ===========

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

     Aggregate future maturities of long-term debt and other are as follows at December 31, 1997:

1998....................................................  $ 5,647,000
1999....................................................    4,797,000
2000....................................................    5,480,000
2001....................................................    6,300,000
2002....................................................    7,300,000
Thereafter..............................................   23,500,000
                                                          -----------
                                                          $53,024,000
                                                          ===========

  Senior Credit Facilities

     In June 1997, in connection with the ABBA acquisition, the Company entered into a six year, $28 million credit facility ("Old Credit Facility") with a group of banks with Credit Agricole Indosuez ("Indosuez") acting as agent. The Old Credit Facility consisted of three separate loans: a $13 million term A loan, a $10 million term B loan, and a $5 million revolving line of credit.

     In December 1997, in connection with the acquisition of Inverness, the Company extinguished the Old Credit Facility and entered into a new credit facility ("New Credit Facility"). The New Credit Facility is a seven-year, $75 million credit facility with a new group of banks with Indosuez acting as agent. The New Credit Facility consists of four separate loans: (i) a $25 million term A loan ("Term A Loan"), (ii) a $25 million term B loan ("Term B Loan"), (iii) a $12.5 million acquisition term loan, and (iv) a $12.5 million revolving line of credit. In connection with the extinguishment of the Old Credit Facility, the Company took an extraordinary non-cash charge of approximately $1.4 million, net of income taxes, related to the write-off of unamortized financing costs.

     The Company may utilize the acquisition term loan in connection with funding future acquisitions. These future acquisitions would require the Company to meet certain pro forma financial ratios. Upon such financing, the acquisition term loan will convert proportionately into Term A and Term B Loans based on the respective principal outstanding on the Term A and Term B Loans at that time.

     The interest rate on the New Credit Facility is paid quarterly and determined by the base rate (the "Base Rate"), as defined. The Base Rate is equal to the higher of (i) the Federal Funds Rate plus 0.5%, or (ii) the Indosuez prime lending rate. The Term A Loan bears interest at the Base Rate plus 1.0%, and matures on December 31, 2002. The Term B Loan bears interest at the Base Rate plus 1.5% and matures on December 31, 2004. The revolving line of credit bears interest at the Base Rate plus 1.0%, and expires on December 31, 2002. The revolving line of credit will be used for working capital purposes.

     The Company may, at its option after January 9, 1998, convert the interest rates relating to any of the loans to a LIBOR rate. Should the Company exercise this option, the Term A Loan will bear interest at the LIBOR rate plus 2.5%; the Term B Loan will bear interest at the LIBOR rate plus 3.0%; and the revolving line of credit will bear interest at the LIBOR rate plus 2.5%.

     The New Credit Facility contains certain provisions that, among other things, will require the Company to comply with certain financial ratio requirements and will limit the ability of the Company to make certain capital expenditures, to incur certain additional indebtedness, to sell assets, or to declare dividends. In addition, the New Credit Facility requires the Company to enter into certain interest rate protection instruments. As of December 31, 1997, the Company had not yet entered into any interest rate protection transactions.

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

(6) STOCKHOLDERS' EQUITY:

  Treasury Stock

     In October 1996, the Company entered into a stock repurchase agreement with a founder, pursuant to which the founder agreed to sell approximately 808,000 shares of Company's common stock to the Company for $1.8 million, payable upon consummation of the Offering. Accordingly, upon consummation of the Offering, the founder was no longer a stockholder of the Company.

  Initial Public Offering

     In November 1996, the Company completed the Offering of approximately 2.9 million shares of its common stock with an issue price of $10.00 per share. During December 1996, the Company's underwriters exercised an over allotment option, resulting in the issuance of approximately 216,000 additional shares. Net proceeds from the Offering and over allotment option amounted to approximately $27,226,000. In connection with the Offering, the Company issued 203,000 five year warrants to its underwriters with an exercise price of $12.00 per share.

  Warrants

     In connection with the Old Credit Facility, the Company issued 160,000 five year warrants to lenders with exercise prices between $10.18 and $11.38 per share. These warrants have been recorded at fair value as additional paid-in capital in the accompanying December 31, 1997 consolidated balance sheet.

     In connection with the consummation of the Acquired Businesses and the Offering, the Company issued warrants to purchase 20,000 shares of common stock with an exercise price of $12.50 per share.

  Stock Options

     At the initial capitalization of the Company, 162,000 stock options to purchase shares of the common stock of the Company were issued to an officer with an exercise price of $0.10 per share. Subsequent to December 31, 1997, approximately 72,000 stock options were cancelled in connection with the officer's retirement.

     During 1996, the Company adopted the 1996 Stock Option Plan (the "Plan"), which provides for the grant of incentive and nonqualified stock options to acquire common stock of the Company to key personnel and directors of the Company.

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

     A summary of the status of all the Company's stock options at December 31, 1996 and 1997, and changes during the periods ended is presented in the following table:

                                                    1996                    1997
                                            --------------------    --------------------
                                                        WEIGHTED                WEIGHTED
                                                        AVERAGE                 AVERAGE
                                                        EXERCISE                EXERCISE
                                            OPTIONS      PRICE      OPTIONS      PRICE
                                            --------    --------    --------    --------
Outstanding at beginning of year..........   162,000     $  .10      250,000     $ 3.58
  Granted.................................    88,000      10.00      430,000      10.57
  Exercised...............................        --         --           --         --
  Canceled................................        --         --     (131,000)     10.60
                                            --------     ------     --------     ------
Outstanding at end of year................   250,000     $ 3.58      549,000     $ 7.38
                                            ========     ======     ========     ======
Exercisable at end of year................    18,000     $10.00      136,000     $ 9.71
                                            ========     ======     ========     ======
Weighted average fair value per share of
  options granted.........................  $   5.65                $   4.13
                                            ========                ========

     Options outstanding at December 31, 1997 have exercise prices between $0.10 and $11.38. 162,000 options have exercise prices of $0.10 with a remaining average contractual life of 7.5 years, with cliff vesting after four years. 387,000 options have exercise prices between $9.25 and $11.38 with a remaining average contractual life of 9.4 years, with vesting between one and five years.

     The following pro forma disclosures of net income (loss) are made assuming the Company had accounted for the stock options pursuant to the provision of SFAS No. 123, Accounting for Stock-Based Compensation.

                                                           FOR THE PERIOD
                                                                FROM
                                                            NOVEMBER 27,
                                                                1996
                                                            (COMMENCEMENT
                                                          OF OPERATIONS) TO
                                                            DECEMBER 31,       DECEMBER 31,
                                                                1996               1997
                                                          -----------------    ------------
Income (loss) before extraordinary item
  As reported...........................................      $(151,000)       $ 4,207,000
  Pro forma.............................................       (226,000)         3,876,000
  Diluted EPS -- as reported............................          (0.04)              1.02
  Diluted EPS -- pro forma..............................          (0.06)              0.94
Extraordinary item, net
  As reported...........................................             --         (1,337,000)
  Diluted EPS -- as reported............................             --              (0.33)
Net income (loss)
  As reported...........................................       (151,000)         2,830,000
  Pro forma.............................................       (226,000)         2,539,000
  Diluted EPS -- as reported............................          (0.04)              0.69
  Diluted EPS -- pro forma..............................          (0.06)              0.62

     The fair value of each option is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 1996; risk-free interest rates of 5.85%, expected lives of 3.8 years; and a volatility factor of 60%. The weighted average assumptions used for grants in 1997 were as follows: risk-free interest rates of 5.99% to 6.62%, expected lives of two to six years; and a volatility factor of 38.59%. The dividend yield assumed is zero for both 1996 and 1997.

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

(7) INCOME TAXES:

     The provision for (benefit from) income taxes for the periods ended December 31, 1996 and 1997, consists of the following:

                                                         1996         1997
                                                       --------    ----------
Current expense......................................  $     --    $3,146,000
Deferred benefit.....................................   (72,000)      (49,000)
                                                       --------    ----------
Net income tax expense (benefit).....................  $(72,000)   $3,097,000
                                                       ========    ==========

     The components of the deferred tax accounts as of December 31, 1996 and 1997, consists of the following:

                                                         1996         1997
                                                       ---------    ---------
Current deferred tax assets
     Tax effect of net operating loss carryforward...  $  86,000    $      --
     Reserves and other accruals.....................     84,000      232,000
     Inventory capitalization........................         --      222,000
     Other...........................................     38,000        8,000
                                                       ---------    ---------
Total deferred tax assets............................    208,000      462,000
                                                       ---------    ---------
Non-current deferred tax liabilities
     Accelerated tax depreciation and amortization...     16,000      162,000
                                                       ---------    ---------
Net deferred tax asset...............................  $ 192,000    $ 300,000
                                                       =========    =========

     A reconciliation of the U.S. federal statutory income tax rate to the Company's income (loss) before extraordinary item effective tax rate is as follows:

                                                               DECEMBER 31,
                                                              --------------
                                                              1996      1997
                                                              ----      ----
Statutory federal rate......................................  (34)%      34%
Effect of state taxes.......................................   (5)        4
Nondeductible amortization of goodwill......................    8         4
Other.......................................................   (1)       --
                                                              ---       ---
                                                              (32)%      42%
                                                              ===       ===

     The net operating loss deferred tax asset of approximately $86,000 originating in the year ended December 31, 1996, was completely utilized as of December 31, 1997.

(8) RELATED PARTY INFORMATION:

     During 1996, certain founders advanced approximately $112,500 to the Company to fund various Offering and acquisition costs, all of which was repaid during the year.

     A member of the Company's Board of Directors serves as President of a consulting firm which was paid a $150,000 fee in connection with the ABBA acquisition.

     A member of the Company's Board of Directors is a partner in a law firm that represents the Company in certain legal matters. The total fees paid to the firm during 1997 were approximately $8,000.

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

     A member of the Company's Board of Directors is a partner in a merchant banking firm which provided services to the Company related to obtaining financing and completing certain acquisitions. During 1997, this firm earned $1,120,000 for these services.

     A former member of the Company's Board of Directors serves as a consultant to the Company. He was paid consulting fees and reimbursement of out of pocket expenses of approximately $213,000 during the period in which he served as a Director for the Company.

     The Company's Chief Executive Officer owns a salon chain which is a customer of the Company. Sales to these stores from all divisions were approximately $153,000 during 1997. The total accounts receivable balance as of December 31, 1997, from these stores was approximately $96,000.

(9) COMMITMENTS AND CONTINGENCIES:

  Legal Matters

     The Company is party to certain legal matters arising in the ordinary course of its business. In management's opinion, as of December 31, 1997, the expected outcome of such matters will not have a material impact on the Company's financial position or results of operations.

  Operating Leases

     The Company leases certain equipment and office and warehouse space under noncancelable operating leases. Rent expense related to these lease agreements totaled approximately $12,000 for the period November 27, 1996 (commencement of operations) to December 31, 1996. Rent expense for the year ended December 31, 1997, was approximately $313,000.

     Future lease payments under noncancelable operating leases are as follows:

                     YEARS ENDING
                     DECEMBER 31,
                     ------------
  1998.................................................    $  768,000
  1999.................................................       760,000
  2000.................................................       740,000
  2001.................................................       482,000
  2002.................................................       415,000
  Thereafter...........................................       202,000
                                                           ----------
                                                           $3,367,000
                                                           ==========

  Retirement Plans

     Two of the Company's divisions had 401(k) plans in place at the time of their acquisition. The first of these plans allows contributions of up to 18% of compensation for eligible employees. The Company may match up to 25% of the employee's contribution up to a maximum of 4% of the employee's compensation. The Company made payments to this 401(k) Plan for approximately $5,000 during 1997. Any full-time employee who has been with that division of the Company for at least three months may enroll during a semiannual enrollment period.

     The second plan allows contributions of up to 20% of compensation for eligible employees. The Company may match up to 50% of the employee's contribution up to a maximum of 6% of compensation. The Company made payments to this 401(k) plan in the sum of $13,000 during 1997. Any full-time employee who has been with that division of the Company for at least one year may enroll during a semi-annual enrollment period.

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

(10) CUSTOMER AND VENDOR CONCENTRATION:

     Sales to a major U.S. beauty supply chain as a percentage of total net sales approximated 25% for the period November 27, 1996 to December 31, 1996. During 1997, this customer accounted for approximately 13% of the total net sales of the Company. The unaudited pro forma concentration of this single customer would represent 9% of total net sales for the year ended December 31, 1997, assuming the ABBA and Inverness acquisitions had occurred on January 1, 1997.

     As part of the Company's strategy, the Company uses third parties to manufacture the majority of the Company's products. One of these third party suppliers accounted for approximately 15% of the total cost of sales for the year ended December 31, 1997.

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

                                          /s/  ARTHUR ANDERSEN LLP

                                          --------------------------------------
                                               Arthur Andersen LLP

Phoenix, Arizona,
  March 21, 1997.

                            GENA LABORATORIES, INC.

                                 BALANCE SHEETS

                                                              FEBRUARY 28,    FEBRUARY 29,
                                                                  1995            1996
                                                              ------------    ------------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  390,325      $  250,644
  Investments...............................................       14,999          46,500
  Accounts receivable, net of allowance for doubtful
     accounts of $120,347 and $136,093, respectively........      863,208         965,615
  Inventory.................................................      965,335       1,213,688
  Deferred tax asset........................................       99,055         131,790
                                                               ----------      ----------
          Total current assets..............................    2,332,922       2,608,237
                                                               ----------      ----------
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
  $392,026 and $471,771, respectively.......................      884,638         830,093
DEFERRED TAX ASSET, net of current portion..................           --          19,870
OTHER ASSETS................................................      346,866         256,770
                                                               ----------      ----------
                                                               $3,564,426      $3,714,970
                                                               ==========      ==========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................   $  391,381      $  382,926
  Accrued expenses..........................................      302,808         259,903
  Current portion of note payable to related parties........       32,571          34,929
  Current portion of long-term debt.........................       96,056          95,248
                                                               ----------      ----------
          Total current liabilities.........................      822,816         773,006
                                                               ----------      ----------
NOTE PAYABLE TO RELATED PARTIES, less current portion.......      342,464         307,358
                                                               ----------      ----------
LONG-TERM DEBT, net of current portion......................      124,186          11,518
                                                               ----------      ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $5 par value, 2,000 shares authorized,
     issued and outstanding.................................       10,000          10,000
  Additional paid-in capital................................       88,303          88,303
  Unrealized holding loss on investment.....................      (35,303)         (3,802)
  Retained earnings.........................................    2,211,960       2,528,587
                                                               ----------      ----------
          Total stockholders' equity........................    2,274,960       2,623,088
                                                               ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $3,564,426      $3,714,970
                                                               ==========      ==========

  The accompanying notes to financial statements are an integral part of these balance sheets.

                            GENA LABORATORIES, INC.

                            STATEMENTS OF OPERATIONS

                                                                                              FOR THE PERIOD
                                                            FOR THE YEARS ENDED               MARCH 1, 1996
                                                 ------------------------------------------         TO
                                                 FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 29,    NOVEMBER 26,
                                                     1994           1995           1996            1996
                                                 ------------   ------------   ------------   --------------
NET SALES......................................   $6,426,416     $7,523,751     $8,384,092      $6,707,727
COST OF SALES..................................    3,280,046      4,163,395      4,818,786       3,900,347
                                                  ----------     ----------     ----------      ----------
GROSS PROFIT...................................    3,146,370      3,360,356      3,565,306       2,807,380
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...    2,744,363      2,963,926      3,033,409       1,983,650
                                                  ----------     ----------     ----------      ----------
INCOME FROM OPERATIONS.........................      402,007        396,430        531,897         823,730
OTHER INCOME AND (EXPENSE), net................       35,092        (35,282)       (30,480)          2,225
                                                  ----------     ----------     ----------      ----------
INCOME BEFORE PROVISION FOR INCOME TAXES.......      437,099        361,148        501,417         825,955
PROVISION FOR INCOME TAXES.....................      158,613        129,606        184,790         297,344
                                                  ----------     ----------     ----------      ----------
NET INCOME.....................................   $  278,486     $  231,542     $  316,627      $  528,611
                                                  ==========     ==========     ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                            GENA LABORATORIES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                         COMMON STOCK       ADDITIONAL                      TOTAL
                                       -----------------     PAID-IN       RETAINED     STOCKHOLDERS'
                                       SHARES    AMOUNT      CAPITAL       EARNINGS        EQUITY
                                       ------    -------    ----------    ----------    -------------
BALANCE AT FEBRUARY 28, 1993.........  2,000     $10,000     $88,303      $1,687,828     $1,786,131
  Net income.........................     --          --          --         278,486        278,486
  Net change in unrealized holding
     loss............................     --          --          --           1,006          1,006
                                       -----     -------     -------      ----------     ----------
BALANCE AT FEBRUARY 28, 1994.........  2,000      10,000      88,303       1,967,320      2,065,623
  Net income.........................     --          --          --         231,542        231,542
  Net change in unrealized holding
     loss............................     --          --          --         (22,205)       (22,205)
                                       -----     -------     -------      ----------     ----------
BALANCE AT FEBRUARY 28, 1995.........  2,000      10,000      88,303       2,176,657      2,274,960
  Net income.........................     --          --          --         316,627        316,627
  Net change in unrealized holding
     loss............................     --          --          --          31,501         31,501
                                       -----     -------     -------      ----------     ----------
BALANCE AT FEBRUARY 29, 1996.........  2,000      10,000      88,303       2,524,785      2,623,088
  Net income for the period March 1,
     1996 to November 26, 1996.......     --          --          --         528,611        528,611
  Distributions to stockholders......     --          --          --        (513,000)      (513,000)
                                       -----     -------     -------      ----------     ----------
BALANCE AT NOVEMBER 26, 1996.........  2,000     $10,000     $88,303      $2,540,396     $2,638,699
                                       =====     =======     =======      ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                            GENA LABORATORIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                            FOR THE PERIOD
                                                        FOR THE YEARS ENDED                 MARCH 1, 1996
                                            --------------------------------------------          TO
                                            FEBRUARY 28,    FEBRUARY 28,    FEBRUARY 29,     NOVEMBER 26,
                                                1994            1995            1996             1996
                                            ------------    ------------    ------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................   $ 278,486       $ 231,542       $ 316,627        $ 528,611
  Adjustments to reconcile net income to
     net cash used in operating
     activities --
     Depreciation and amortization........     114,021         155,185         168,685           37,939
     Loss on sale of securities on fixed
       assets.............................          --          32,513              --               --
     Decrease (increase) in accounts
       receivable.........................      38,647        (157,714)       (102,407)          90,671
     Decrease (increase) in inventory.....     (14,638)       (118,638)       (248,353)         (24,975)
     Decrease (increase) in other
       assets.............................      80,863         (30,814)        (51,449)        (228,444)
     (Decrease) increase in accounts
       payable and accrued liabilities....    (122,813)        210,426         (51,360)          14,157
                                             ---------       ---------       ---------        ---------
          Net cash provided by (used in)
            operating activities..........     374,566         322,500          31,743          417,959
                                             ---------       ---------       ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................    (331,996)        (23,648)        (25,200)         (11,886)
  Cost incurred to acquire new
     businesses...........................    (180,213)       (140,000)             --               --
  Proceeds from sale of investments.......          --              --              --           46,500
                                             ---------       ---------       ---------        ---------
          Net cash provided by (used in)
            investing activities..........    (512,209)       (163,648)        (25,200)          34,614
                                             ---------       ---------       ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments of) long-term
     debt, net............................     178,585        (136,668)       (146,224)        (137,098)
  Distributions to stockholders...........          --              --              --         (513,000)
                                             ---------       ---------       ---------        ---------
          Net cash provided by (used in)
            financing activities..........     178,585        (136,668)       (146,224)        (650,098)
                                             ---------       ---------       ---------        ---------
NET INCREASE (DECREASE) IN CASH...........      40,942          22,184        (139,681)        (197,525)
CASH AND CASH EQUIVALENTS, beginning of
  period..................................     327,199         368,141         390,325          250,644
                                             ---------       ---------       ---------        ---------
CASH AND CASH EQUIVALENTS, end of
  period..................................   $ 368,141       $ 390,325       $ 250,644        $  53,119
                                             =========       =========       =========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Interest paid...........................   $   8,325       $  54,401       $  43,259        $  23,871
                                             =========       =========       =========        =========
  Income taxes paid.......................   $ 137,580       $ 127,609       $ 232,417        $ 195,860
                                             =========       =========       =========        =========
FIXED ASSETS AND NEW BUSINESSES ACQUIRED
  THROUGH FINANCING TRANSACTIONS..........   $ 528,449       $  24,911       $      --        $      --
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

     Inventories consist of the following:

                                                      FEBRUARY 28,    FEBRUARY 29,
                                                          1995            1996
                                                      ------------    ------------
Raw materials and work-in-process...................    $675,735       $  849,582
Finished goods......................................     289,600          364,106
                                                        --------       ----------
                                                        $965,335       $1,213,688
                                                        ========       ==========

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

                            GENA LABORATORIES, INC.

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

                            GENA LABORATORIES, INC.

(4) PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                                      FEBRUARY 28,    FEBRUARY 29,
                                                          1995            1996
                                                      ------------    ------------
Land................................................   $  150,000      $  150,000
Factory equipment...................................      407,427         431,832
Computers...........................................       43,030          43,825
Furniture, fixtures and autos.......................      108,875         108,875
Building and leasehold improvements.................      567,332         567,332
                                                       ----------      ----------
                                                        1,276,664       1,301,864
Less: Accumulated depreciation......................     (392,026)       (471,771)
                                                       ----------      ----------
                                                       $  884,638      $  830,093
                                                       ==========      ==========

(5) LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                      FEBRUARY 28,    FEBRUARY 29,
                                                          1995            1996
                                                      ------------    ------------
Unsecured note payable, bearing interest at prime
  (8.25% at February 29, 1996), unpaid balance due
  by November 1996..................................    $123,529        $ 52,942
Various notes payable, bearing interest from 7.5% to
  8.0%, maturing through 1998.......................      96,713          53,824
                                                        --------        --------
                                                         220,242         106,766
Less: Current maturities............................     (96,056)        (95,248)
                                                        --------        --------
                                                        $124,186        $ 11,518
                                                        ========        ========

     In 1993, the Company entered into a $250,000 unsecured revolving line of credit, which bears interest at prime and matures July 1997. As of February 28, 1995 and February 29, 1996, the Company had not drawn on this facility.

     Aggregate principal payments on long-term debt are as follows:

YEAR ENDING
FEBRUARY 28,
------------
1997..............................................  $ 95,248
1998..............................................    11,518
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

                            GENA LABORATORIES, INC.

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

     The components of the income tax provision consist of the following:

                                                                                    FOR THE PERIOD
                                                FOR THE YEARS ENDED                 MARCH 1, 1996
                                    --------------------------------------------          TO
                                    FEBRUARY 28,    FEBRUARY 28,    FEBRUARY 29,     NOVEMBER 26,
                                        1994            1995            1996             1996
                                    ------------    ------------    ------------    --------------
Current:
  Federal.........................    $134,927        $139,468        $208,499         $303,501
  State...........................      18,699          19,329          28,896           42,054
                                      --------        --------        --------         --------
                                       153,626         158,797         237,395          345,555
Deferred provision (benefit)......       4,987         (29,191)        (52,605)         (48,211)
                                      --------        --------        --------         --------
  Provision for income taxes......    $158,613        $129,606        $184,790         $297,344
                                      ========        ========        ========         ========

     The components of deferred taxes are as follows:

                                                              FEBRUARY 28,    FEBRUARY 29,
                                                                  1995            1996
                                                              ------------    ------------
Deferred tax assets:
  Inventory reserve.........................................    $  6,707        $  8,376
  Uniform inventory cost capitalization.....................      50,233          62,739
  Capital losses in excess of capital gains.................       1,544          10,362
  Allowance for doubtful accounts...........................      44,492          50,314
  Amortization..............................................      15,773          38,586
                                                                --------        --------
          Total gross deferred tax assets...................     118,749         170,377
                                                                --------        --------
Deferred tax liabilities:
  Depreciation..............................................     (19,694)        (18,717)
                                                                --------        --------
          Total gross deferred tax liabilities..............     (19,694)        (18,717)
                                                                --------        --------
          Net deferred tax asset............................    $ 99,055        $151,660
                                                                ========        ========

                            GENA LABORATORIES, INC.

     The following is a reconciliation of income taxes provided at the federal statutory rate with income taxes recorded by the Company:

                                                                                    FOR THE PERIOD
                                                FOR THE YEARS ENDED                 MARCH 1, 1996
                                    --------------------------------------------          TO
                                    FEBRUARY 28,    FEBRUARY 28,    FEBRUARY 29,     NOVEMBER 26,
                                        1994            1995            1996             1996
                                    ------------    ------------    ------------    --------------
Tax provision at statutory rate...    $148,614        $122,790        $170,482         $280,824
Expense of permanent differences
  resulting from the recognition
  of interest income and travel
  and entertainment expenses, and
  the effect of state taxes.......       9,999           6,816          14,308           16,520
                                      --------        --------        --------         --------
          Income tax provision....    $158,613        $129,606        $184,790         $297,344
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

     The total of the related party note payable is as follows:

                                                      FEBRUARY 28,    FEBRUARY 29,
                                                          1995            1996
                                                      ------------    ------------
Total shareholder note payable......................    $375,035        $342,287
  Less: Current maturities..........................     (32,571)        (34,929)
                                                        --------        --------
Shareholder note payable, net of current portion....    $342,464        $307,358
                                                        ========        ========

     Principal maturities related to this loan are as follows:

                   YEAR ENDING
                   FEBRUARY 28,                      TOTAL
                   ------------                     --------
1997..............................................  $ 34,929
1998..............................................    37,454
1999..............................................    40,162
2000..............................................    43,065
2001..............................................    46,178
Thereafter........................................   140,499
                                                    --------
                                                    $342,287
                                                    ========

     The Company also entered into a lease with the Partnership in 1991, for approximately 10,000 square feet for storage and production purposes. Lease expense related to this space totaled approximately $83,049, $44,346, $51,346 and $58,993 for the years ended February 28, 1994 and 1995, February 29, 1996, and the period March 1, 1996 to November 26, 1996, respectively.

                            GENA LABORATORIES, INC.

(9) COMMITMENTS AND CONTINGENCIES:

     In the normal course of business, the Company is named as a defendant in various litigation matters. In management's opinion, the ultimate resolution of these matters will not have a material impact on the Company's financial statements.

     Lease commitments related primarily to a warehouse space lease are as follows:

                   YEAR ENDING
                   FEBRUARY 28,                      TOTAL
                   ------------                     --------
1997..............................................  $ 41,100
1998..............................................    41,100
1999..............................................    41,100
2000..............................................    41,100
2001..............................................    41,100
Thereafter........................................   202,500
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

                                          /s/  ARTHUR ANDERSEN LLP

                                          --------------------------------------
                                               Arthur Andersen LLP

Phoenix, Arizona,
  March 21, 1997.

                                  BODY DRENCH
                    (A DIVISION OF DESIGNS BY NORVELL, INC.)

                                 BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1994          1995
                                                              ----------    ----------
ASSETS
CURRENT ASSETS:
  Accounts receivable, net of allowance for doubtful
     accounts of $89,841
     and $58,242, respectively..............................  $1,396,048    $1,234,966
  Inventories...............................................   3,052,783     3,078,656
  Other current assets......................................       5,152       150,713
                                                              ----------    ----------
          Total current assets..............................   4,453,983     4,464,335
                                                              ----------    ----------
EQUIPMENT, net of accumulated depreciation of $245,424 and
  $297,176, respectively....................................     167,697       316,443
                                                              ----------    ----------
          Total assets......................................  $4,621,680    $4,780,778
                                                              ==========    ==========
LIABILITIES AND OWNER'S INVESTMENT
CURRENT LIABILITIES:
  Accounts payable..........................................  $2,550,654    $3,221,337
  Bank overdraft............................................     651,953       274,810
  Accrued expenses and other................................     296,546       257,813
                                                              ----------    ----------
          Total current liabilities.........................   3,499,153     3,753,960
                                                              ----------    ----------
COMMITMENTS AND CONTINGENCIES (Note 5)
OWNER'S INVESTMENT..........................................   1,122,527     1,026,818
                                                              ----------    ----------
          Total liabilities and owner's investment..........  $4,621,680    $4,780,778
                                                              ==========    ==========

The accompanying notes to the financial statements are an integral part of these balance sheets.

                                  BODY DRENCH
                    (A DIVISION OF DESIGNS BY NORVELL, INC.)

                            STATEMENTS OF OPERATIONS

                                                                                    FOR THE PERIOD
                                                                                    JANUARY 1, 1996
                                                YEARS ENDED DECEMBER 31,                  TO
                                        ----------------------------------------     NOVEMBER 26,
                                           1993          1994           1995             1996
                                        ----------    -----------    -----------    ---------------
NET SALES.............................  $6,653,488    $11,138,369    $11,871,171      $9,642,980
COST OF SALES.........................   4,039,843      6,342,770      6,426,775       5,867,104
                                        ----------    -----------    -----------      ----------
GROSS PROFIT..........................   2,613,645      4,795,599      5,444,396       3,775,876
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES............................   2,054,919      4,075,756      4,883,265       4,004,728
                                        ----------    -----------    -----------      ----------
INCOME FROM OPERATIONS................     558,726        719,843        561,131        (228,852)
                                        ----------    -----------    -----------      ----------
INTEREST EXPENSE......................      30,159             --         87,585              --
                                        ----------    -----------    -----------      ----------
INCOME BEFORE PROVISION FOR INCOME
  TAXES...............................     528,567        719,843        473,546        (228,852)
PROVISION (BENEFIT) FOR INCOME
  TAXES...............................     200,855        273,540        179,947         (91,541)
                                        ----------    -----------    -----------      ----------
NET INCOME (LOSS).....................  $  327,712    $   446,303    $   293,599      $ (137,311)
                                        ----------    -----------    -----------      ----------

   The accompanying notes are an integral part of these financial statements.

                                  BODY DRENCH
                    (A DIVISION OF DESIGNS BY NORVELL, INC.)

                  STATEMENTS OF CHANGES IN OWNERS' INVESTMENT

BALANCE, December 31, 1992..................................  $  (127,491)
  Net income................................................      327,712
  Net payments to parent....................................     (748,153)
                                                              -----------
BALANCE, December 31, 1993..................................     (547,932)
  Net income................................................      446,303
  Net receipts from parent..................................    1,224,156
                                                              -----------
BALANCE, December 31, 1994..................................    1,122,527
  Net income................................................      293,599
  Net payments to parent....................................     (389,308)
                                                              -----------
BALANCE, December 31, 1995..................................    1,026,818
  Net loss..................................................     (137,311)
  Net payments to parent....................................   (1,311,710)
                                                              -----------
BALANCE, November 26, 1996..................................  $  (422,203)
                                                              ===========

   The accompanying notes are an integral part of these financial statements.

                                  BODY DRENCH
                    (A DIVISION OF DESIGNS BY NORVELL, INC.)

                            STATEMENTS OF CASH FLOWS

                                                                                      FOR THE
                                                                                       PERIOD
                                                      FOR THE YEARS ENDED            JANUARY 1,
                                                         DECEMBER 31,                 1996 TO
                                              -----------------------------------   NOVEMBER 26,
                                                1993         1994         1995          1996
                                              ---------   -----------   ---------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................  $ 327,712   $   446,303   $ 293,599   $  (137,311)
  Adjustments to reconcile net income (loss)
     to net cash used in operating
     activities -- Depreciation.............     67,244        36,619      51,752        94,963
  Changes in operating assets and
     liabilities:
     Accounts receivable, net...............    (49,548)   (1,099,273)    161,082       274,164
     Inventories............................   (224,184)   (2,024,887)    (25,873)
     Other, net.............................     (5,127)        2,084    (145,561)    1,167,937
     Accounts payable.......................    516,725       783,427     670,683       158,304
     Accrued expenses.......................    177,767        33,284     (38,733)     (258,849)
                                              ---------   -----------   ---------   -----------
          Net cash provided by (used in)
            operating activities............    810,589    (1,822,443)    966,949     1,299,208
                                              ---------   -----------   ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment....................    (62,436)      (53,666)   (200,498)      (12,502)
                                              ---------   -----------   ---------   -----------
          Net cash provided by (used in)
            investing activities............    (62,436)      (53,666)   (200,498)      (12,502)
                                              ---------   -----------   ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft............................         --       651,953    (377,143)       25,004
  Net payments to/receipts from parent......   (748,153)    1,224,156    (389,308)   (1,311,710)
                                              ---------   -----------   ---------   -----------
          Net cash provided by (used in)
            financing activities............   (748,153)    1,876,109    (766,451)   (1,286,706)
                                              ---------   -----------   ---------   -----------
NET CHANGE IN CASH..........................         --            --          --            --
                                              ---------   -----------   ---------   -----------
CASH, beginning of period...................         --            --          --            --
                                              ---------   -----------   ---------   -----------
CASH, end of period.........................  $      --   $        --   $      --   $        --
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

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

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

  Inventory

     Inventory is valued at the lower of cost or market. Cost is determined using the first-in, first-out method.

     The components of inventories are summarized as follows:

                                                         1994          1995
                                                      ----------    ----------
Raw materials and work-in-process...................  $1,675,601    $1,583,372
Finished goods......................................   1,377,182     1,495,284
                                                      ----------    ----------
                                                      $3,052,783    $3,078,656
                                                      ==========    ==========

(3) PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                                         1994         1995
                                                       ---------    ---------
Factory equipment....................................  $ 134,880    $ 178,405
Computer equipment...................................    243,647      394,026
Furniture and fixtures...............................     34,594       41,188
                                                       ---------    ---------
                                                         413,121      613,619
Less -- Accumulated depreciation.....................   (245,424)    (297,176)
                                                       ---------    ---------
                                                       $ 167,697    $ 316,443
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

     Future minimum payments under noncancelable operating leases with terms in excess of one year are as follows:

                   DECEMBER 31,
                   ------------
1996...............................................  $79,455
1997...............................................   50,423
1998...............................................   41,067
1999...............................................    2,333

                                  BODY DRENCH
                    (A DIVISION OF DESIGNS BY NORVELL, INC.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

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

                                          /s/  ARTHUR ANDERSEN LLP

                                          --------------------------------------
                                               Arthur Andersen LLP

Phoenix, Arizona,
  March 21, 1997.

                          JDS MANUFACTURING CO., INC.

                                 BALANCE SHEETS

                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1995             1996
                                                              -------------    -------------
                                           ASSETS
CURRENT ASSETS:
  Cash......................................................    $ 57,397         $ 85,260
  Accounts receivable, net of allowance for doubtful
     accounts of $10,000, and $15,000, respectively.........     329,965          313,405
  Inventory.................................................     264,347          209,140
  Prepaid expenses..........................................      11,861            4,716
                                                                --------         --------
          Total current assets..............................     663,570          612,521
                                                                --------         --------
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
  $100,031, and $114,660, respectively......................      30,292           19,157
OTHER ASSETS................................................     102,934          136,404
                                                                --------         --------
                                                              79$6,796...        $768,082
                                                                ========         ========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $196,309         $152,938
  Accrued expenses..........................................      53,740           81,411
                                                                --------         --------
          Total current liabilities.........................     250,049          234,349
                                                                --------         --------
NOTES PAYABLE TO RELATED PARTIES............................     516,200          434,210
                                                                --------         --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $10 par value, 10,000 shares authorized,
     1,000 shares issued and outstanding....................      10,000           10,000
  Retained earnings.........................................      20,547           89,523
                                                                --------         --------
          Total stockholders' equity........................      30,547           99,523
                                                                --------         --------
          Total liabilities and stockholders' equity........    $796,796         $768,082
                                                                ========         ========

  The accompanying notes to financial statements are an integral part of these balance sheets.

                          JDS MANUFACTURING CO., INC.

                            STATEMENTS OF OPERATIONS

                                                                                    FOR THE PERIOD
                                                                                    OCTOBER 1, 1996
                                            FOR THE YEARS ENDED SEPTEMBER 30,             TO
                                          --------------------------------------     NOVEMBER 26,
                                             1994          1995          1996            1996
                                          ----------    ----------    ----------    ---------------
SALES...................................  $3,577,779    $3,367,599    $3,113,682       $613,142
COST OF SALES...........................   1,651,965     1,550,155     1,407,128        275,513
                                          ----------    ----------    ----------       --------
          Gross profit..................   1,925,814     1,817,444     1,706,554        337,629
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES..............................   1,981,928     1,843,871     1,614,505        257,784
                                          ----------    ----------    ----------       --------
          Income (loss) from
            operations..................     (56,114)      (26,427)       92,049         79,845
OTHER INCOME, net.......................      44,191        41,951        35,272          1,263
                                          ----------    ----------    ----------       --------
INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES..........................     (11,923)       15,524       127,321         81,108
PROVISION FOR INCOME TAXES..............       4,571         6,950        58,345         35,688
                                          ----------    ----------    ----------       --------
NET INCOME (LOSS).......................  $  (16,494)   $    8,574    $   68,976       $ 45,420
                                          ==========    ==========    ==========       ========

   The accompanying notes are an integral part of these financial statements.

                          JDS MANUFACTURING CO., INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        COMMON STOCK
                                                      -----------------    RETAINED
                                                      SHARES    AMOUNT     EARNINGS     TOTAL
                                                      ------    -------    --------    --------
BALANCE, September 30, 1993.........................  1,000     $10,000    $ 28,467    $ 38,467
  Net loss..........................................     --          --     (16,494)    (16,494)
                                                      -----     -------    --------    --------
BALANCE, September 30, 1994.........................  1,000      10,000      11,973      21,973
  Net income........................................     --          --       8,574       8,574
                                                      -----     -------    --------    --------
BALANCE, September 30, 1995.........................  1,000      10,000      20,547      30,547
  Net income........................................     --          --      68,976      68,976
                                                      -----     -------    --------    --------
BALANCE, September 30, 1996.........................  1,000      10,000      89,523      99,523
  Net income, for the period October 1, 1996 to
     November 26, 1996..............................     --          --      45,420      45,420
                                                      -----     -------    --------    --------
BALANCE, November 26, 1996..........................  1,000     $10,000    $134,943    $144,943
                                                      =====     =======    ========    ========

   The accompanying notes are an integral part of these financial statements.

                          JDS MANUFACTURING CO., INC.

                            STATEMENTS OF CASH FLOWS

                                                                                     FOR THE PERIOD
                                                                                     OCTOBER 1, 1996
                                               FOR THE YEARS ENDED SEPTEMBER 30,           TO
                                              -----------------------------------     NOVEMBER 26,
                                                1994         1995         1996            1996
                                              ---------    ---------    ---------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................  $(16,494)    $  8,574     $ 68,976        $  45,420
  Adjustments to reconcile net income (loss)
     to net cash used in operating
     activities --
     Depreciation...........................    18,735       15,661       14,628            1,439
     Decrease (increase) in accounts
       receivable...........................    (4,438)      89,139       16,560         (172,645)
     Decrease (increase) in inventory.......    14,441      (34,089)      55,207           47,329
     Decrease (increase) in other assets....   (33,786)     (35,112)     (26,325)         (19,756)
     Increase (decrease) in accounts payable
       and accrued expenses.................     4,263      (47,256)     (15,700)          57,480
                                              --------     --------     --------        ---------
          Net cash provided by (used in)
            operating activities............   (17,279)      (3,083)     113,346          (40,733)
                                              --------     --------     --------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................   (10,582)      (8,203)      (3,493)          (1,912)
                                              --------     --------     --------        ---------
          Net cash used in investing
            activities......................   (10,582)      (8,203)      (3,493)          (1,912)
                                              --------     --------     --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments to) shareholder
     notes payable, net.....................    24,012       (5,692)     (81,990)         (14,748)
                                              --------     --------     --------        ---------
          Net cash provided by (used in)
            financing activities............    24,012       (5,692)     (81,990)         (14,748)
                                              --------     --------     --------        ---------
NET INCREASE (DECREASE) IN CASH.............    (3,849)     (16,978)      27,863          (57,393)
CASH, beginning of period...................    78,224       74,375       57,397           85,260
                                              --------     --------     --------        ---------
CASH, end of period.........................  $ 74,375     $ 57,397     $ 85,260        $  27,867
                                              ========     ========     ========        =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
     Interest paid..........................  $ 36,134     $ 35,589     $ 39,030        $      --
                                              ========     ========     ========        =========
     Income taxes paid......................  $  4,090     $  4,571     $  7,000        $  53,896
                                              ========     ========     ========        =========
EXCHANGE OF OTHER ASSET FOR REDUCTION IN
  SHAREHOLDER NOTES PAYABLE.................  $     --     $     --     $     --        $ 136,404
                                              ========     ========     ========        =========

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

     Inventories consist of the following:

                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                        1995             1996
                                                    -------------    -------------
Raw material and work-in process..................    $ 31,722         $ 25,097
Finished goods....................................     232,625          184,043
                                                      --------         --------
                                                      $264,347         $209,140
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

                          JDS MANUFACTURING CO., INC.

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

(3) PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                        1995             1996
                                                    -------------    -------------
Furniture and equipment...........................    $  98,490        $ 101,984
Automobiles.......................................       13,976           13,976
Leaseholds and other..............................       17,857           17,857
                                                      ---------        ---------
                                                        130,323          133,817
Less: accumulated depreciation....................     (100,031)        (114,660)
                                                      ---------        ---------
                                                      $  30,292        $  19,157
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

                          JDS MANUFACTURING CO., INC.

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

                                          /s/  ARTHUR ANDERSEN LLP

                                          --------------------------------------
                                               Arthur Andersen LLP

Phoenix, Arizona,
  March 21, 1997.

                          KOTCHAMMER INVESTMENTS, INC.

                                 BALANCE SHEET

                                                              DECEMBER 31,
                                                                  1995
                                                              ------------
                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  96,364
  Accounts receivable.......................................     136,971
  Inventory, net............................................     403,730
  Prepaid expenses and other................................      21,799
                                                               ---------
          Total current assets..............................     658,864
                                                               ---------
PROPERTY AND EQUIPMENT, net.................................      75,472
OTHER ASSETS................................................       1,026
                                                               ---------
                                                               $ 735,362
                                                               =========
                  LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable..........................................   $  14,015
  Accrued expenses..........................................     121,183
  Line of credit............................................     215,000
  Current portion of notes payable to shareholders..........     270,000
                                                               ---------
          Total current liabilities.........................     620,198
                                                               ---------
NOTES PAYABLE TO SHAREHOLDERS, net of current portion.......     340,000
                                                               ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
  Common stock, $20 par value, 2,500 shares authorized,
     2,500 shares issued and outstanding....................      50,000
  Retained deficit..........................................    (274,836)
                                                               ---------
          Total stockholders' deficit.......................    (224,836)
                                                               ---------
          Total liabilities and stockholders' deficit.......   $ 735,362
                                                               =========

  The accompanying notes to financial statements are an integral part of this balance sheet.

                          KOTCHAMMER INVESTMENTS, INC.

                            STATEMENTS OF OPERATIONS

                                                                              FOR THE PERIOD
                                                                FOR THE       JANUARY 1, 1996
                                                               YEAR ENDED           TO
                                                              DECEMBER 31,     NOVEMBER 26,
                                                                  1995             1996
                                                              ------------    ---------------
NET SALES...................................................   $1,557,709       $1,248,460
COST OF SALES...............................................      711,925          585,704
                                                               ----------       ----------
          Gross profit......................................      845,784          662,756
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................      891,146          590,800
                                                               ----------       ----------
          Income (loss) from operations.....................      (45,362)          71,956
INTEREST EXPENSE AND OTHER, net.............................      (89,557)         (74,250)
                                                               ----------       ----------
NET LOSS....................................................   $ (134,919)      $   (2,294)
                                                               ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                          KOTCHAMMER INVESTMENTS, INC.

                      STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                     COMMON STOCK                        TOTAL
                                                   -----------------    RETAINED     STOCKHOLDERS'
                                                   SHARES    AMOUNT     EARNINGS        DEFICIT
                                                   ------    -------    ---------    -------------
BALANCE, December 31, 1994.......................  2,500     $50,000    $(139,917)     $ (89,917)
  Net loss.......................................     --          --     (134,919)      (134,919)
                                                   -----     -------    ---------      ---------
BALANCE, December 31,1995........................  2,500      50,000     (274,836)      (224,836)
  Net loss.......................................     --          --       (2,294)        (2,294)
                                                   -----     -------    ---------      ---------
BALANCE, November 26, 1996.......................  2,500     $50,000    $(277,130)     $(227,130)
                                                   =====     =======    =========      =========

   The accompanying notes are an integral part of these financial statements.

                          KOTCHAMMER INVESTMENTS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                               FOR THE PERIOD
                                                                FOR THE       JANUARY 1, 1996
                                                               YEAR ENDED            TO
                                                              DECEMBER 31,      NOVEMBER 26,
                                                                  1995              1996
                                                              ------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................   $(134,919)        $  (2,294)
Adjustments to reconcile net loss to net cash used in
  operating activities --
  Depreciation..............................................      23,436            19,203
  Decrease (increase) in accounts receivable................      43,004           (19,111)
  Decrease (increase) in inventory..........................     (45,278)           51,566
  Decrease in prepaids and other assets.....................      63,372             6,502
  Increase (decrease) in accounts payable and accrued
     liabilities............................................     (43,234)           89,960
                                                               ---------         ---------
          Net cash provided by (used in) operating
            activities......................................     (93,619)          145,826
                                                               ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................     (17,215)               --
                                                               ---------         ---------
          Net cash used in investing activities.............     (17,215)               --
                                                               ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments to) shareholder notes payable,
     net....................................................     100,000                --
  Proceeds from (payments to) line of credit, net...........      (5,000)         (215,000)
                                                               ---------         ---------
          Net cash (used in) provided by financing
            activities......................................      95,000          (215,000)
                                                               ---------         ---------
NET DECREASE IN CASH........................................     (15,834)          (69,174)
CASH, beginning of period...................................     112,198            96,364
                                                               ---------         ---------
CASH, end of period.........................................   $  96,364         $  27,190
                                                               =========         =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid.............................................   $  72,916         $      --
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

                          KOTCHAMMER INVESTMENTS, INC.

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

(3) PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                                        USEFUL LIFE      1995
                                                        -----------    --------
Machinery and equipment...............................    5 years      $ 76,803
Furniture and fixtures................................    7 years        22,458
Computer equipment....................................    5 years        16,652
                                                                       --------
                                                                        115,913
Less -- Accumulated depreciation......................                  (40,441)
                                                                       --------
                                                                       $ 75,472
                                                                       ========

(4) LINE OF CREDIT:

     At December 31, 1995, the Company had a $220,000 line of credit with a bank which expired in August of 1996 and carried an interest rate of 9.75%. During 1996, the line of credit was repaid.

(5) NOTES PAYABLE TO SHAREHOLDERS:

     Notes payable to shareholders consisted of the following:

                                                              DECEMBER 31,
                                                                  1995
                                                              ------------
Note payable dated December 8, 1993, interest at a bank's
  reference rate plus 1.25% (11% at December 31, 1995),
  maturing January 15, 2004.................................   $ 120,000
Note payable dated December 8, 1993, interest at a bank's
  reference rate plus 1.25% (11% at December 31, 1995),
  maturing January 15, 2004.................................     120,000
Note payable dated December 8, 1993, interest at a bank's
  reference rate plus 1.25% (11% at December 31, 1995),
  maturing January 31, 2004.................................     270,000
Note payable dated May 3, 1995, interest at a bank's
  reference rate plus 1.25% (11% at December 31, 1995),
  maturing January 31, 2004.................................      70,000
Note payable, dated June 5, 1995, interest at a bank's
  reference rate, plus 1.25% (11% at December 31, 1995),
  maturing January 31, 2004.................................      30,000
                                                               ---------
                                                                 610,000
Less: current maturities....................................    (270,000)
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

                          KOTCHAMMER INVESTMENTS, INC.

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