Form 10-Q
period 1998-03-31
STYLING TECHNOLOGY CORP
filed 1998-05-15
CIK 1022832

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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


  2390 EAST CAMELBACK ROAD, SUITE 435
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the issuer's class of capital stock as of the latest practicable date, is as follows:
4,034,703 shares of Common Stock, $.0001 par value, as of May 14, 1998.
-----------------------------------------------------------------------

                         STYLING TECHNOLOGY CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -
            December 31, 1997 and March 31, 1998 .........................   3

        Condensed Consolidated Statements of Operations -
            Three Months ended March 31, 1997 and March 31, 1998 .........   4

        Condensed Consolidated Statements of Cash Flows -
            Three months ended March 31, 1997 and March 31, 1998..........   5

        Notes to Condensed Consolidated Financial Statements..............   6

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................   7

PART II. OTHER INFORMATION................................................  12

Item 1. Legal Proceedings.................................................  12

Item 2. Changes in Securities.............................................  12

Item 3. Defaults Upon Senior Securities...................................  12

Item 4. Submission of Matters to a Vote of Security Holders...............  12

Item 5. Other Information.................................................  12

Item 6. Exhibits and Reports on Form 8-K..................................  12

ITEM 1. FINANCIAL STATEMENTS

                         STYLING TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997

                                                       December 31,   March 31,
                                                          1997          1998
                                                      -----------   -----------
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                            $ 3,063,000   $ 2,528,000
 Accounts receivable, net of allowance for doubtful
   accounts of $1,032,000 at December 31, 1997 and
   $1,803,000 at March 31, 1998                        14,296,000    15,605,000
 Inventories, net                                      10,951,000    10,604,000
 Prepaid expenses and other current assets              2,120,000     2,268,000
                                                      -----------   -----------
      Total current assets                             30,430,000    31,005,000

PROPERTY AND EQUIPMENT, net                             2,640,000     3,010,000

GOODWILL AND OTHER                                     59,419,000    60,271,000
                                                      -----------   -----------
      Total assets                                    $92,489,000   $94,286,000
                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                     $ 7,065,000   $ 4,841,000
 Accrued liabilities                                    3,832,000     4,698,000
 Current portion of long-term debt and other            5,647,000     8,228,000
                                                      -----------   -----------
      Total current liabilities                        16,544,000    17,767,000
                                                      -----------   -----------

LONG-TERM DEBT AND OTHER, less current portion         47,377,000    46,462,000
                                                      -----------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.0001 par value, 1,000,000 shares
  authorized, no shares issued and outstanding                 --            --
 Common stock, $.0001 par value, 10,000,000 shares
  authorized, 4,756,554 shares issued and 3,948,703
  outstanding at December 31, 1997; and 4,034,703
  outstanding at March 31, 1998                             1,000         1,000
 Additional paid-in capital                            27,875,000    27,925,000
 Retained earnings                                      2,492,000     3,931,000
 Treasury stock                                        (1,800,000)   (1,800,000)
                                                      -----------   -----------
      Total stockholders' equity                       28,568,000    30,057,000
                                                      -----------   -----------
      Total liabilities and stockholders' equity      $92,489,000   $94,286,000
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                         STYLING TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1998


                                                   Three Months     Three Months
                                                      Ended            Ended
                                                     March 31,        March 31,
                                                       1997             1998
                                                    ----------      -----------

NET SALES                                           $7,479,000      $16,225,000

COST OF SALES                                        3,234,000        7,042,000
                                                    ----------      -----------

      Gross profit                                   4,245,000        9,183,000

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                            2,398,000        5,395,000
                                                    ----------      -----------

      Income from operations                         1,847,000        3,788,000

INTEREST EXPENSE AND OTHER, NET                         60,000        1,264,000
                                                    ----------      -----------

      Income before income taxes                     1,787,000        2,524,000

PROVISION FOR INCOME TAXES                             733,000        1,085,000
                                                    ----------      -----------
      Net income                                    $1,054,000      $ 1,439,000
                                                    ==========      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                              3,949,000        3,971,000
                                                    ==========      ===========
  Diluted                                            4,117,000        4,278,000
                                                    ==========      ===========
NET INCOME PER COMMON SHARE:
  Basic                                             $      .27      $       .36
                                                    ==========      ===========
  Diluted                                           $      .26      $       .34
                                                    ==========      ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         STYLING TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1998



                                                     Three Months   Three Months
                                                        Ended          Ended
                                                       March 31,      March 31,
                                                         1997           1998
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $ 1,054,000    $ 1,439,000
 Adjustments to reconcile net income to net
  cash used in Operating activities
   Depreciation and amortization                         252,000        865,000
   Interest accretion on note payable                     43,000         44,000
 Changes in certain assets and liabilities:
   Accounts receivable                                (2,477,000)    (1,309,000)
   Inventory                                            (520,000)       347,000
   Prepaids and other assets                            (432,000)      (448,000)
   Accounts payable and accrued liabilities              356,000     (1,411,000)
                                                     -----------    -----------
Net cash used in operating activities                 (1,724,000)      (473,000)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of acquired businesses                      (350,000)            --
   Purchase of property, plant & equipment              (102,000)      (341,000)
   Change in investments, long-term
    receivables & other                                       --       (886,000)
                                                     -----------    -----------
Net cash used in investing activities                   (452,000)    (1,227,000)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from credit facility, net of                      --      1,940,000
    financing costs
   Exercise of stock options                                  --         50,000
   Repayment of notes payable and credit facility        (22,000)      (825,000)
                                                     -----------    -----------
Net cash provided by (used in) financing
activities                                               (22,000)     1,165,000
                                                     -----------    -----------
DECREASE IN CASH AND CASH EQUIVALENTS                 (2,198,000)      (535,000)

CASH AND CASH EQUIVALENTS, beginning of period         4,492,000      3,063,000
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, end of period             $ 2,294,000    $ 2,528,000
                                                     ===========    ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         STYLING TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The statements presented do not include all information and footnotes required to be in conformity with generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These consolidated financial statements and notes thereto should be read in conjunction with Styling Technology Corporation's (the Company) consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the accompanying consolidated financial statements, and the reported amounts of the revenues and expenses during the reporting periods. Actual results could differ from those estimates.

NOTE 2. INVENTORY

Inventories, net, consist of the following at:

                                              March 31,       December 31,
                                                1998              1997
                                             ----------        ----------
        Raw materials & work-in-process     $ 2,602,000       $ 2,594,000
        Finished goods                        8,002,000         8,357,000
                                            -----------       -----------
                                            $10,604,000       $10,951,000
                                            ===========       ===========

NOTE 3. INTEREST RATE PROTECTION

The Company's credit facility requires the Company to enter into certain interest rate protection instruments on a portion of its floating rate debt. As of March 31, 1998, the Company has entered into interest rate swap and interest rate cap agreements (the Agreements) to reduce the impact of changes in interest rates on its floating rate long-term debt. The Company is exposed to a risk of credit loss in the event of nonperformance by financial institutions that are also party to the Agreements. However, management believes that, based on high creditworthiness of these counterparties, nonperformance is unlikely. The following is a summary of the Company's Agreements as of March 31, 1998:

                                      1998
    -------------------------------------------------------------------------
                                Company's                  Notional Value
    Instrument               Effective Rate            (dollars in thousands)
    ----------               --------------            ----------------------
      Swap                       8.50%                        $12,500
      Cap                       10.25%                         12,500
                                                              -------
                                                              $25,000
                                                              -------

NOTE 4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 128, (SFAS No. 128), EARNINGS PER SHARE, which supersedes Accounting Principles Board Opinion No. 15. SFAS No. 128 modifies calculation of primary and fully diluted earnings per share (EPS) and replaces them with basic and diluted EPS. SFAS No. 128 is effective for financial statements for both interim and annual periods presented after December 15, 1997, and as a result, all prior-period EPS data presented herein has been restated.

In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, gains, and losses) in a full set of general-purpose financial statements. This statement is effective for financial statement periods beginning after December 15, 1997. The adoption of SFAS No. 130 did not have a material impact on the Company's financial position or results of operations.

In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statement periods beginning after December 15, 1997. However, SFAS No. 131 need not be applied to interim financial statements in the initial year of adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

Styling Technology Corporation (the Company) develops, produces, and markets high-end professional salon products, including hair care, nail care, and skin and body care products as well as salon appliances and salonwear. The Company sells its products primarily to beauty and tanning supply distributors and, to a lesser extent, directly to spas, resorts, health and country clubs, beauty salon chains, and hair, nail and tanning salons throughout the United States as well as in Canada, Europe, Argentina, Australia, and New Zealand. The Company offers a diversified line of well-established, brand-name professional salon products that have been popular in the professional salon products industry for more than 10 years.

The Company was founded in June 1995 and commenced operations on November 26, 1996. On that date, simultaneous with the consummation of an initial public offering, the Company acquired four professional salon products businesses (the Acquired Businesses) that, on a combined basis, have a diversified line of well-established, brand-name salon products. In March 1997, the Company acquired the Utopia line of premium tanning products from Creative Laboratories, Inc. Effective June 26, 1997, the Company acquired U.K. ABBA Products, Inc. (ABBA), a producer and marketer of an aromatherapy-based line of hair products, for $20,000,000. Effective December 1, 1997, the Company acquired the Clean + Easy and One Touch (Clean + Easy / One Touch) product lines of Inverness Corporation and Inverness (UK) Limited, consisting of salon and retail hair removal apparatus and products marketed under the "Clean + Easy" and "One Touch" brand names for $20,000,000.

Except for the historical information contained herein, the discussion in this Quarterly Report contains or may contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, as well as those factors discussed under "Special Considerations" contained in Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Historical results are not necessarily indicative of operating results for any future period.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998

The Company earned net income of $1.4 million, or $0.34 per share, for the three months ended March 31, 1998 as compared to net income of $1.1 million, or $0.26 per share, for the corresponding period during 1997. The Company attributes the improvement in net income during the three months ended March 31, 1998 primarily to the contributions of ABBA and Clean + Easy / One Touch, both of which were acquired during 1997, as well as to growth in the Company's existing operations.

NET SALES

Net sales amounted to $16.2 million for the three months ended March 31, 1998, compared to net sales of $7.5 million for the three months ended March 31, 1997. The $8.7 million, or 117%, increase in sales was due primarily to the additions of ABBA and Clean + Easy / One Touch, acquired in June and December, 1997, respectively. Sales growth was also attributable to increased sales in the Company's existing brands, which was in excess of 10% on a consolidated basis. In particular, the Company's Body Drench brand experienced strong sales growth as compared to the same period in 1997 primarily as a result of strong demand for the Company's full line of tanning products, which was introduced in new packaging in the fourth quarter of 1997. The Company's ABBA brand also experienced significant sales growth as compared to 1997 due to favorable changes in its exclusive distribution network, which resulted in a shift to larger distributors with higher sales volume.

COST OF SALES

Cost of sales amounted to $7.0 million, or 43% as a percentage of net sales, for the three months ended March 31, 1998, compared to $3.2 million, or 43% as a percentage of the net sales, for the three months ended March 31, 1997. As a result of the foregoing, the Company realized gross profit for the three months ended March 31, 1998 of $9.2 million, or 57%, compared to $4.2 million, or 57%, realized by the Company during the corresponding period in 1997. The Company's ability to sustain this favorable gross margin percentage is attributable primarily to maintaining the cost of goods levels negotiated with third-party suppliers during 1997. In addition, gross margins associated with the ABBA and Clean + Easy / One Touch brands, after renegotiation of pricing with third-party manufacturers at ABBA and cost savings from the shift from domestic to offshore manufacturing for the Clean + Easy / One Touch hair removal appliances, were generally consistent with the consolidated gross margin of the Company's existing brands.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses were $5.4 million for the three months ended March 31, 1998 compared to $2.4 million for the three months ended March 31, 1997. The increase in selling, general, and administrative expenses was primarily due to expenses added as result of the ABBA and Clean + Easy / One Touch acquisitions as well as increased selling, general, and administrative expenses incurred to strengthen the Company's infrastructure to support its acquisition and growth strategy. Selling, general, and administrative expenses, as a percentage of net sales, remained relatively consistent at 33% of net sales for the three months ended March 31, 1998 compared to 32% of net sales for the three months ended March 31, 1997 as the Company controlled increases in selling, general, and administrative expenses at levels commensurate with increases in sales.

PROVISION FOR INCOME TAXES

The provision for income taxes for the three months ended March 31, 1998 amounted to $1.1 million, which represents an effective tax rate of approximately 43%, compared with a provision of $733,000, which represents an effective tax rate of approximately 41% for the three months ended March 31, 1997. The higher effective tax rate for the quarter ended March 31, 1998 is attributable primarily to the income tax effect of goodwill, which is not deductible for income tax purposes, associated with the ABBA acquisition.

INCOME FROM OPERATIONS AND EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION & AMORTIZATION (EBITDA)

Income from operations was $3.8 million for the three months ended March 31, 1998, compared to $1.8 million for the three months ended March 31, 1997. Earnings before interest, taxes, depreciation, and amortization (EBITDA) was $4,569,000 for the three months ended March 31, 1998, compared to $2,100,000 for the three months ended March 31, 1997. EBITDA is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of operating performance or to net cash provided by operating activities as a measure of liquidity. The Company believes EBITDA is a measure commonly reported and widely used by analysts, investors, and other interested parties who monitor business performance. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance.

SEASONALITY

The Company has experienced moderate seasonality in quarterly operating results due mainly to the effect of the seasonality of the indoor tanning season on the operating result of the Body Drench and Suntopia product lines. The Company expects the seasonal effect of Body Drench and Suntopia sales to lessen over time as the Company continues to pursue its acquisition strategy.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1998, the Company's investment in accounts receivable increased by $1.3 million as a result of a corresponding growth in sales for the quarter, as well as significant sales during March in the Company's ABBA and Body Drench brands resulting from favorable customer responses to promotional programs. The Company also used cash from operations to achieve a net reduction in accounts payable and accrued liabilities of $1.4 million. The reduction of accounts payable and accrued liabilities during the period relates primarily to the payment of liabilities assumed in the Clean + Easy / One Touch acquisition as well as related accrued acquisition and offering costs. As a result of these factors, which offset net income of $1.4 million and noncash expenditures of $865,000, the Company recorded net cash used in operations of $473,000 for the quarter ended March 31, 1998.

The Company repaid $825,000 of term loan amortization under its credit facility and utilized net proceeds from its working capital line of credit of $1.9 million during the quarter ended March 31, 1998. As a result, net cash provided by financing activities for the quarter amounted to $1.2 million and, along with cash on hand, was utilized to fund net cash used in investing activities of $1.2 million as well as operating cash requirements as discussed above.

As a result of the foregoing, the Company's working capital position decreased slightly to $13.2 million at March 31, 1998 from $13.9 million at December 31, 1997.

In December 1997, the Company entered into a seven-year, $75.0 million senior credit facility (the Credit Facility) with a group of banks for whom Credit Agricole Indosuez acted as agent. $50.0 million of the Credit Facility was issued to pay for the acquisition, acquisition fees, and the payoff of the Company's previous credit facility. The Credit Facility consists of four separate loans: a $25.0 million Term Loan A, a $25.0 million Term Loan B, a $12.5 million acquisition term loan, and a $12.5 million revolving line of credit. The principal and interest on the Credit Facility is paid quarterly and the interest rate is determined by the base rate (the "Base Rate") as defined in the credit agreement. The Base Rate is equal to the higher of (i) the Federal Funds Rate plus 0.5%, or (ii) the Credit Agricole Indosuez prime lending rate. Term Loan A bears interest at the Base Rate plus 1.0%, and matures in December 2002. Term Loan B bears interest at the Base Rate plus 1.5%, and matures in December 2004. The revolving line of credit bears interest at the Base Rate plus 1.0% and expires in December 2002. The revolving line of credit will be used for working capital purposes. As of March 31, 1998, there was $2.5 million outstanding under the revolving line of credit. The Company had, and consequently exercised, the option after January 9, 1998 to convert the interest rates relating to any of the loans to a LIBOR rate. Under this option, Term Loan A bears interest at the LIBOR rate plus 2.5%; Term Loan B bears interest at the LIBOR rate plus 3.0%; and the revolving line of credit bears interest at the LIBOR rate plus 2.5%. The Company converted all of Term Loans A and B except the amount required as principal payment for each due March 31, 1998. The Company may utilize the acquisition term loan in connection with funding future acquisitions.

The Company's Credit Facility requires the Company to enter into certain interest rate protection instruments on a portion of its floating rate debt. As of March 31, 1998, the Company has entered into interest rate swap and interest rate cap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt.

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

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS.

            11.1 Statement regarding computation of basic earnings per share

            11.2 Statement regarding computation of diluted earnings per share

            27   Financial Data Schedule
----------

          (b)  REPORT ON FORM 8-K.

          Pursuant to an Asset Purchase Agreement dated as of December 1, 1997, the Registrant acquired certain assets and liabilities of Inverness Corporation, as reported on Form 8-K dated December 10, 1997 and Form 8-K/A dated February 25, 1998.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 STYLING TECHNOLOGY CORPORATION


Dated:    May 14, 1998           By: /s/ Richard R. Ross
                                    -----------------------------------------
                                    Richard R. Ross
                                    Chief Financial Officer, Treasurer, and
                                    Secretary (Duly authorized officer of the
                                    registrant, principal financial and
                                    accounting officer)