Form 10-Q
period 1998-06-30
STYLING TECHNOLOGY CORP
filed 1998-08-14
CIK 1022832

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

(address of principal executive offices)                       (zip code)

                                 (602) 955-3353
              (registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of the issuer's class of capital stock as of the latest practicable date, is as follows: 4,052,703 shares of Common Stock, $.0001 par value, as of August 14, 1998.

                         STYLING TECHNOLOGY CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
                  December 31, 1997 and June 30, 1998 ......................   3

              Condensed Consolidated Statements of Operations -
                  Three Months ended June 30, 1997 and June 30, 1998 .......   4

              Condensed Consolidated Statements of Operations -
                  Six Months ended June 30, 1997 and June 30, 1998 .........   5

              Condensed Consolidated Statements of Cash Flows -
                  Six months ended June 30, 1997 and June 30, 1998..........   6

              Notes to Condensed Consolidated Financial Statements..........   7

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................  10

PART II. OTHER INFORMATION..................................................  16

Item 1. Legal Proceedings...................................................  16

Item 2. Changes in Securities...............................................  16

Item 3. Defaults Upon Senior Securities.....................................  16

Item 4. Submission of Matters to a Vote of Security Holders.................  16

Item 5. Other Information...................................................  17

Item 6. Exhibits and Reports on Form 8-K....................................  17

ITEM 1.  FINANCIAL STATEMENTS

                         STYLING TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1998 AND DECEMBER 31, 1997

                                                                           December 31,          June 30,
                                                                               1997                1998
                                                                         -------------        -------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                             $   3,063,000        $  11,657,000
   Accounts receivable, net of allowance for doubtful
     accounts of $1,032,000 at December 31, 1997 and
     $1,922,000 at June 30, 1998                                            14,296,000           21,051,000
   Inventories, net                                                         10,951,000           16,267,000
   Prepaid expenses and other current assets                                 2,120,000            1,416,000
                                                                         -------------        -------------

                  Total current assets                                      30,430,000           50,391,000

PROPERTY AND EQUIPMENT, net                                                  2,640,000            4,003,000

GOODWILL AND OTHER, net                                                     59,419,000           89,200,000
                                                                         -------------        -------------

                  Total assets                                           $  92,489,000        $ 143,594,000
                                                                         =============        =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                      $   7,065,000        $   6,677,000
   Accrued liabilities                                                       3,832,000            3,063,000
   Current portion of long-term debt and other                               5,647,000            2,664,000
                                                                         -------------        -------------

                  Total current liabilities                                 16,544,000           12,404,000
                                                                         -------------        -------------

LONG-TERM DEBT AND OTHER, less current portion                              47,377,000          100,512,000
                                                                         -------------        -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value, 1,000,000 shares authorized,
     no shares issued and outstanding                                               --                   --
   Common stock, $.0001 par value, 10,000,000 shares authorized,
     4,756,554 shares issued and 3,948,703 shares outstanding at
     December 31, 1997; and 4,856,554 shares issued and 4,048,703
     shares outstanding at June 30, 1998                                         1,000                1,000
   Additional paid-in capital                                               27,875,000           28,072,000
   Retained earnings                                                         2,492,000            4,405,000
   Treasury stock                                                           (1,800,000)          (1,800,000)
                                                                         -------------        -------------

                  Total stockholders' equity                                28,568,000           30,678,000
                                                                         -------------        -------------

                  Total liabilities and stockholders' equity             $  92,489,000        $ 143,594,000
                                                                         =============        =============

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                         STYLING TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1998

                                                     Three Months        Three Months
                                                        Ended               Ended
                                                       June 30,            June 30,
                                                       1997                 1998
                                                    ------------       ------------
NET SALES                                           $  7,437,000       $ 19,074,000

COST OF SALES                                          3,246,000          8,450,000
                                                    ------------       ------------

         Gross profit                                  4,191,000         10,624,000

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                             2,333,000          6,514,000
                                                    ------------       ------------

         Income from operations                        1,858,000          4,110,000
INTEREST EXPENSE AND OTHER, NET                          114,000          1,364,000
                                                    ------------       ------------
         Income before extraordinary item
         and income taxes                              1,744,000          2,746,000
PROVISION FOR INCOME TAXES                               713,000          1,181,000
                                                    ------------       ------------
         Income before extraordinary item              1,031,000          1,565,000
EXTRAORDINARY ITEM, net                                       --          1,091,000
                                                    ------------       ------------
         Net income                                 $  1,031,000       $    474,000
                                                    ============       ============

BASIC EARNINGS PER SHARE:
   Income before extraordinary item                 $       0.26       $       0.39
   Extraordinary item, net                                    --              (0.27)
                                                    ------------       ------------
   Net income                                       $       0.26       $       0.12
                                                    ============       ============
   Weighted average shares                             3,949,000          4,040,000
                                                    ============       ============
DILUTED EARNINGS PER SHARE:
   Income before extraordinary item                 $       0.25       $       0.36
   Extraordinary item, net                                    --              (0.25)
                                                    ------------       ------------
   Net income                                       $       0.25       $       0.11
                                                    ============       ============
   Weighted average shares                             4,117,000          4,404,000
                                                    ============       ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         STYLING TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1998

                                                      Six Months        Six Months
                                                        Ended              Ended
                                                       June 30,          June 30,
                                                        1997               1998
                                                    ------------       ------------
NET SALES                                           $ 14,916,000       $ 35,299,000

COST OF SALES                                          6,480,000         15,492,000
                                                    ------------       ------------

         Gross profit                                  8,436,000         19,807,000

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                             4,731,000         11,909,000
                                                    ------------       ------------
         Income from operations                        3,705,000          7,898,000
INTEREST EXPENSE AND OTHER, NET                          174,000          2,628,000
                                                    ------------       ------------
         Income before extraordinary item and
         income taxes                                  3,531,000          5,270,000
PROVISION FOR INCOME TAXES                             1,446,000          2,266,000
                                                    ------------       ------------
         Income before extraordinary item              2,085,000          3,004,000

EXTRAORDINARY ITEM, net                                       --          1,091,000
                                                    ------------       ------------
         Net income                                 $  2,085,000       $  1,913,000
                                                    ============       ============
BASIC EARNINGS PER SHARE:
   Income before extraordinary item                 $       0.53       $       0.75
   Extraordinary item, net                                    --              (0.27)
                                                    ------------       ------------
   Net income                                       $       0.53       $       0.48
                                                    ============       ============
   Weighted average shares                             3,949,000          4,006,000
                                                    ============       ============

DILUTED EARNINGS PER SHARE:
   Income before extraordinary item                 $       0.51       $       0.69
   Extraordinary item, net                                    --              (0.25)
                                                    ------------       ------------
   Net income                                       $       0.51       $       0.44
                                                    ============       ============
   Weighted average shares                             4,116,000          4,356,000
                                                    ============       ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         STYLING TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1998

                                                                     Six Months          Six Months
                                                                        Ended              Ended
                                                                    June 30, 1997       June 30, 1998
                                                                    -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $  2,085,000         $ 1,913,000

     Adjustments to reconcile net income to net cash used in
          Operating activities
               Depreciation and amortization                            578,000           1,856,000
               Interest accretion on note payable                        85,000              87,000
          Changes in certain assets and liabilities:
               Accounts receivable                                   (2,829,000)         (3,665,000)
               Inventory, net                                            40,000          (1,551,000)
               Prepaids and other assets                               (161,000)           (363,000)
               Accounts payable and accrued liabilities              (1,635,000)         (2,796,000)
                                                                   ------------        ------------
Net cash used in operating activities                                (1,837,000)         (4,519,000)
                                                                   ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of acquired businesses, net of cash acquired          (21,816,000)        (31,469,000)
     Purchase of property, plant & equipment                           (160,000)           (668,000)
     Change in investments, long-term receivables & other                    --            (957,000)
                                                                   ------------        ------------
Net cash used in investing activities                               (21,976,000)        (33,094,000)
                                                                   ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from Credit Facility, net of financing costs           21,454,000          10,265,000
     Proceeds from Bond Offering, net of financing costs                     --          96,400,000
     Exercise of stock options                                               --             197,000
     Repayment of notes payable and Credit Facility                    (454,000)        (60,655,000)
                                                                   ------------        ------------
Net cash provided by (used in) financing activities                  21,000,000          46,207,000
                                                                   ------------        ------------

CHANGE IN CASH AND CASH EQUIVALENTS                                  (2,813,000)          8,594,000

CASH AND CASH EQUIVALENTS, beginning of period                        4,492,000           3,063,000
                                                                   ------------        ------------

CASH AND CASH EQUIVALENTS, end of period                           $  1,679,000        $ 11,657,000
                                                                   ------------        ------------


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         STYLING TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The statements presented do not include all information and footnotes required to be in conformity with generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These consolidated financial statements and notes thereto should be read in conjunction with Styling Technology Corporation's (the Company) consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 1997. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the accompanying consolidated financial statements, and the reported amounts of the revenues and expenses during the reporting periods. Actual results could differ from those estimates.

NOTE 2.  EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the three and six months ended June 30, 1997 and June 30, 1998 is as follows:

                                                Three Months Ended June 30, 1997               Three Months Ended June 30, 1998
                                        --------------------------------------------      -----------------------------------------
                                                          Effect of                                      Effect of
                                                            Stock                                         Stock
                                                           Options                                       Options
                                             Basic           and             Diluted        Basic           and         Diluted
                                              EPS         Warrants             EPS           EPS          Warrants        EPS
                                       ------------------------------------------------------------------------------------------
Income before extraordinary
item (numerator) ............            $ 1,031,000              --     $ 1,031,000   $ 1,565,000             --      $ 1,565,000
Extraordinary item, net
(numerator) .................                     --              --              --     1,091,000             --        1,091,000
                                         -----------     -----------     -----------   -----------    -----------      -----------
Net income (numerator) ......            $ 1,031,000              --     $ 1,031,000   $   474,000             --      $   474,000
                                         ===========     ===========     ===========   ===========    ===========      ===========
Shares (denominator) ........              3,949,000         168,000       4,117,000     4,040,000        364,000        4,404,000
                                         ===========     ===========     ===========   ===========    ===========      ===========
Per share amount - income
before extraordinary item ...            $      0.26                     $      0.25   $      0.39                     $      0.36
Per share amount -
extraordinary item, net .....                     --                              --         (0.27)                          (0.25)
                                         -----------                     -----------   -----------                     -----------
Per share amount - net income            $      0.26                     $      0.25   $      0.12                     $      0.11
                                         ===========                     ===========   ===========                     ===========

                                               Six Months Ended June 30, 1997                   Six Months Ended June 30, 1998
                                        --------------------------------------------      -----------------------------------------
                                                          Effect of                                      Effect of
                                                            Stock                                         Stock
                                                           Options                                       Options
                                             Basic           and             Diluted        Basic           and         Diluted
                                              EPS         Warrants             EPS           EPS          Warrants        EPS
                                       ------------------------------------------------------------------------------------------
Income before extraordinary
item (numerator) ...................     $ 2,085,000          --       $ 2,085,000       $ 3,004,000           --     $ 3,004,000
Extraordinary item, net
(numerator) ........................              --          --                --         1,091,000           --       1,091,000
                                         -----------     -----------   -----------       -----------     -----------  -----------
Net income (numerator) .............     $ 2,085,000          --       $ 2,085,000       $ 1,913,000           --     $ 1,913,000
                                         ===========     ===========   ===========       ===========     ===========  ===========
Shares (denominator) ...............       3,949,000         167,000     4,116,000         4,006,000         350,000    4,356,000
                                         ===========     ===========   ===========       ===========     ===========  ===========
Per share amount - income
before extraordinary item ..........     $      0.53                   $      0.51       $      0.75                  $      0.69
Per share amount -
extraordinary item, net ............              --                            --             (0.27)                       (0.25)
                                         -----------                   -----------       -----------                  -----------
Per share amount - net income ......     $      0.53                   $      0.51       $      0.48                  $      0.44
                                         ===========                   ===========       ===========                  ===========

For purposes of applying the treasury stock method, the Company has assumed that it will fully utilize tax deductions arising from the assumed exercise of non-qualified stock options.

NOTE 3.  INVENTORY

Inventories, net, consist of the following at:

                                                          June 30,           December 31,
                                                            1998                 1997
                                                      -------------         -------------
         Raw materials & work-in-process              $   5,044,000         $   2,594,000
         Finished goods                                  11,223,000             8,357,000
                                                      -------------         -------------
                                                      $  16,267,000         $  10,951,000
                                                      =============         =============

NOTE 4.  BUSINESS COMBINATIONS

In May 1998, the Company acquired substantially all of the assets and assumed certain operating liabilities of Pro Finish USA, Ltd. (Pro Finish), a producer of name-brand professional nail enhancement and nail care products. The Company paid a purchase price of approximately $5.0 million in cash. Financing for the acquisition was obtained from the credit facility negotiated in connection with the acquisition of the Clean + Easy / One Touch product lines in December 1997 (the Previous Credit Facility). The acquisition was accounted for using the purchase method of accounting.

In June 1998, the Company acquired European Touch Co. and two related companies (collectively European Touch) and European Touch, Ltd. II (European Touch II and together with European Touch, the European Touch Companies). European Touch is a developer, producer, and marketer of professional nail enhancement and treatment products and European Touch II is a develop, producer, and marketer of salon pedicure equipment. These companies were purchased for a purchase price of approximately $25.0 million in cash, using the purchase method of accounting (See Note 5).

NOTE 5.  LONG-TERM DEBT

In June 1998, the Company completed a $100.0 million senior subordinated debt offering (the Offering). The senior subordinated notes due 2008 were priced at 10 7/8% and sold pursuant to Rule 144A. The proceeds of the Offering were used to finance the purchase price and related costs of acquiring all of the issued and outstanding capital stock of the European Touch Companies, to repay existing indebtedness (including the Company's previous credit facility) and for working capital purposes.

In connection with the Offering, the Company entered into a five-year, $50.0 million senior credit facility (the Credit Facility) with a group of banks for whom NationsBank, N.A. and Bank of Boston, N.A. acted as co-agents. The Credit Facility consists of two separate loans: a $25.0 million acquisition term loan and a $25.0 million revolving line of credit. The interest on the Credit Facility is paid quarterly and the interest rate is determined by the base rate (the Base Rate) as defined in the credit agreement. The Base Rate is equal to the higher of (a) the sum of (i) 0.50% plus (ii) the Federal Funds Rate on such day plus (iii) the Applicable Base Rate Margin or (b) the sum of (i) the Prime Rate on such day plus (ii) the Applicable Base Rate Margin. Principal payments on the acquisition term loan are paid quarterly beginning in March 2000. Principal payments on the revolving line of credit are due on the maturity date. The acquisition term loan and the revolving line of credit mature in June 2003. The revolving line of credit will be used for working capital purposes. The Company has the option to convert the interest rates relating to any of the loans to LIBOR plus 150 to 250 basis points. As of June 30, 1998, there were no amounts outstanding under the Credit Facility. In August 1998, the Company borrowed $25.0 million under the acquisition term loan to fund the acquisition of a controlling interest in Ft. Pitt Acquisition, Inc. and its 90% owned subsidiary Ft. Pitt-Framesi Ltd. (together Framesi USA).

A portion of the proceeds from the Offering was used to repay the Previous Credit Facility. The Company reported an extraordinary, non-cash charge of approximately $1.1 million, net of taxes, or

$0.25 per diluted share, related to unamortized financing costs associated with the repayment of the Previous Credit Facility.


NOTE 6.  INTEREST RATE PROTECTION

In connection with the Credit Facility, the Company maintains certain interest rate protection instruments. As of June 30, 1998, the Company has entered into interest rate swap and interest rate cap agreements (the Agreements) to reduce the impact of changes in interest rates. The Company is exposed to a risk of credit loss in the event of nonperformance by financial institutions that are also party to the Agreements. However, management believes that, based on the high creditworthiness of these counterparties, nonperformance is unlikely. The following is a summary of the Company's Agreements as of June 30, 1998:

                                 1998
      ----------------------------------------------------------------------
                               Company's                Notional Value
         Instrument         Effective Rate          (dollars in thousands)
      ----------------    ------------------        ------------------------
            Swap                 8.50%                     $ 12,500
            Cap                 10.25%                       12,500
                                                           ---------
                                                           $ 25,000
                                                           ========



NOTE 7.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and
(b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). The Company is currently evaluating the impact of the new statement on its financial position and results of operations.


NOTE 8.  SUBSEQUENT EVENTS

In August 1998, the Company acquired a controlling interest in Framesi USA. Framesi USA holds exclusive license rights for the sale in the United States and most of Latin America of Framesi(R) hair color products along with its complementary Biogenol(R) line of shampoos, conditioners, and styling products. The Company paid approximately $30.0 million for the Ft. Pitt Acquisition, Inc. stock, in the form of cash and seller carryback financing of approximately $5.0 million. Approximately $25.0 million from the Credit Facility was used to finance the $30.0 million purchase price. The acquisition will be accounted for using the purchase method of accounting.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

Styling Technology Corporation (the Company) is a leading developer, producer, and marketer of a wide array of professional salon products, addressing all salon product categories, including hair care, nail care, and skin and body care products, as well as salon appliances and sundries. Through strategic acquisitions, the Company has acquired well-recognized brand names, a strong distribution network, established marketing and salon industry education programs, and significant production and sourcing capabilities.

The Company believes it is the only company that develops, produces, and markets products in each category of the professional salon products industry and that its ability to offer customers a "one-stop shop" for brand-name professional salon products creates a competitive advantage. The Company currently sells more than 600 products under 17 principal brand names, including ABBA Pure and Natural Hair Care(R) products, Body Drench(R) skin and body care products, Clean + Easy(R) hair removal products, Gena(R) nail and pedicure products, Kizmit(TM) acrylic nail enhancements, Revivanail(R) nail treatments, and Framesi(R), Biogenol(R), and Roffler(R) hair care products. In the United States, the Company markets its product lines through professional salon industry distribution channels to more than 2,500 customers, consisting primarily of salon product and tanning supply distributors (which resell to beauty and tanning salons), beauty supply outlets, and salon chains. The Company also markets its products directly to more than 3,000 spas, resorts, and health and country clubs through its in-house sales force. Internationally, the Company sells its products primarily through international salon product distributors.

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


RESULTS OF OPERATIONS - THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 1998

The Company earned net income of $1.6 million, or $0.36 per diluted share, for the three months ended June 30, 1998 before a non-cash extraordinary charge related to the refinancing discussed below, as compared to net income of $1.0 million, or $0.25 per diluted share, for the corresponding period during 1997. After the extraordinary item, net income for the three months ended June 30, 1998 was $474,000, or $0.11 per diluted share. For the six months ended June 30, 1998, the Company earned net income of $3.0 million, or $0.69 per diluted share, before the extraordinary item compared to net income of $2.1 million, or $0.51 per diluted share, for the corresponding period during 1997. After the extraordinary item, net income for the six months ended June 30, 1998 was $1.9 million, or $0.44 per diluted share. The Company attributes the improvement in net income during the three months ended June 30, 1998 primarily to the contributions of brands acquired subsequent to June 1, 1997 (ABBA, Clean + Easy / One Touch, Pro Finish and the European Touch companies), as well as to growth in the Company's existing operations.

Net Sales

Net sales amounted to $19.1 million for the three months ended June 30, 1998, compared to net sales of $7.4 million for the three months ended June 30, 1997. Net sales amounted to $35.3 million for the six months ended June 30, 1998, compared to net sales of $14.9 million for the six months ended June 30, 1998. The $11.7 million, or 156%, increase in sales for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997 was due primarily to the additions of ABBA and Clean + Easy / One Touch, acquired in June and December, 1997, respectively. Sales growth was also attributable to strong internal growth in the Company's existing brands, which was in excess of 10% on a consolidated basis during the quarter ended June 30, 1998 for brands managed by the Company for more than one year. In particular, the Company's ABBA brand experienced significant sales growth as compared to 1997 due to favorable changes in its exclusive distribution network, which resulted in a shift to distributors with stronger salon distribution capabilities. The Company's Gena brand experienced strong sales growth as compared to the same period in 1997 primarily as a result of new packaging introduced during 1998 for its line of pedicure products. In addition, Styling Research experienced significant sales growth due primarily to improvements in brand management personnel.

Cost of Sales

Cost of sales amounted to $8.4 million, or 44% as a percentage of net sales, for the three months ended June 30, 1998, compared to $3.2 million, or 44% as a percentage of net sales, for the three months ended March 31, 1997. Cost of sales amounted to $15.5 million, or 44% as a percentage of net sales, for the six months ended June 30, 1998, compared to $6.5 million, or 43% as a percentage of net sales, for the six months ended June 30, 1997. As a result of the foregoing, the Company realized gross profit for the three months ended June 30, 1998 of $10.6 million, or 56%, compared to $4.2 million, or 56%, realized by the Company during the corresponding period in 1997. For the six months ended June 30, 1998, the Company realized gross profit of $19.8 million, or 56%, compared to $8.4 million, or 57%, for the corresponding period in 1997. The Company's ability to sustain this favorable gross margin percentage is attributable primarily to maintaining the cost of goods levels negotiated with third-party suppliers during 1997. In addition, gross margins associated with the ABBA and Clean + Easy / One Touch brands, after renegotiation of pricing with third-party manufacturers for ABBA and cost savings from the shift from domestic to offshore manufacturing for the Clean + Easy / One Touch hair removal appliances, were generally consistent with the consolidated gross margin of the Company's existing brands.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $6.5 million for the three months ended June 30, 1998 compared to $2.3 million for the three months ended June 30, 1997. Selling, general, and administrative expenses were $11.9 million for the six months ended June 30, 1998 compared to $4.7 million for the six months ended June 30, 1997. The increase in selling, general, and administrative expenses was due primarily to expenses added as result of the ABBA and Clean + Easy / One Touch acquisitions as well as increased selling, general, and administrative expenses incurred to strengthen the Company's infrastructure to support its acquisition and growth strategy. Selling, general, and administrative expenses, as a percentage of net sales, increased to 34% of net sales for the three months ended June 30, 1998 compared to 31% of net sales for the three months ended June 30, 1997 as the Company controlled increases in selling, general, and administrative expenses at levels commensurate with increases in sales, partially offset by planned increases in expenses to support growth, as discussed above. Selling, general, and administrative expenses, as a percentage of net sales, were 34% for the six months ended June 30, 1998 as compared with 32% for the six months ended June 30, 1997.

Extraordinary Item

A portion of the proceeds from the Offering discussed under "Liquidity and Capital Resources" below was used to repay the Previous Credit Facility. The Company reported an extraordinary, non-cash charge of approximately $1.1 million, net of taxes, or $0.25 per diluted share, related to unamortized financing costs associated with the Previous Credit Facility.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 1998 amounted to $1.2 million, which represents an effective tax rate of approximately 43%, compared with a provision of $713,000, which represents an effective tax rate of approximately 41% for the three months ended June 30, 1997. The provision for income taxes for the six months ended June 30, 1998 amounted to $2.3 million, which represents an effective tax rate of approximately 43%, compared with a provision of $1.4 million, which represents an effective tax rate of approximately 41%, for the six months ended June 30, 1998. The higher effective tax rate for the three and six months ended June 30, 1998 is attributable primarily to the income tax effect of goodwill associated with the ABBA acquisition, which is not deductible for income tax purposes.

Income from Operations and Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)

Income from operations was $4.1 million for the three months ended June 30, 1998, compared to $1.9 million for the three months ended June 30, 1997. Income from operation was $7.9 million for the six months ended June 30, 1998, compared to $3.7 million for the six months ended June 30, 1997. Earnings before interest, taxes, depreciation, and amortization (EBITDA) was $5.0 million for the three months ended June 30, 1998, compared to $2.2 million for the three months ended June 30, 1997. Earnings before interest, taxes, depreciation, and amortization (EBITDA) was $10.0 million for the six months ended June 30, 1998, compared to $4.3 million for the six months ended June 30, 1997. During the quarter ended June 30, 1998, the Company completed the acquisitions of Pro Finish and the European Touch companies. On a pro forma basis, if these acquisitions had taken place on January 1, 1998, EBITDA would have been $6.5 million for the three months ended June 30, 1998 and $12.7 million for the six months ended June 30, 1998. EBITDA is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of operating performance or to net cash provided by operating activities as a measure of liquidity. The Company believes EBITDA is a measure commonly reported and widely used by analysts, investors, and other interested parties who monitor business performance. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance.


SEASONALITY

The Company has experienced moderate seasonality in quarterly operating results due mainly to the effect of the seasonality of the indoor tanning season on the operating result of the Body Drench and Suntopia product lines. The Company expects the seasonal effect of Body Drench and Suntopia sales to lessen over time as the Company continues to pursue its acquisition strategy.


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1998, internal sales growth resulted in an increase in the Company's investment in accounts receivable of $3.7 million. In order to support continued sales growth, the Company increased its investment in inventory by $1.6 million. The Company also used cash from operations to achieve a net reduction in accounts payable and accrued liabilities of $2.8 million. The reduction of accounts payable and accrued liabilities during the period relates primarily to the payment of liabilities assumed in the Clean + Easy / One Touch acquisition as well as related accrued acquisition and financing costs. As a result of these factors, which offset net income of $1.9 million and noncash expenditures of $1.9 million, the Company recorded net cash used in operations of $4.5 million for the six months ended June 30, 1998.

The Company repaid $825,000 of term loan amortization under its Previous Credit Facility and utilized net proceeds of $10.3 million from its line of credit to finance acquisitions and working capital requirements during the six months ended June 30, 1998. In June 1998, the Company completed the Offering. The senior subordinated notes due 2008 were priced at 10 7/8% and were sold pursuant to Rule 144A. The proceeds of the Offering were used to finance the purchase price and related costs of acquiring all of the issued and outstanding capital stock of the European Touch companies as well as to repay all amounts outstanding under the Previous Credit Facility. As a result, net cash provided by financing activities for the quarter amounted to $46.2 million and, along with cash on hand, was utilized to fund net cash used in investing activities of $33.1 million as well as operating cash requirements as discussed above.

As a result of the foregoing, the Company's working capital position increased to $38.0 million at June 30, 1998 from $13.9 million at December 31, 1997.

In connection with the Offering, the Company entered into a five-year, $50.0 million senior credit facility (the Credit Facility) with a group of banks for whom NationsBank, N.A. and Bank of Boston, N.A. acted as co-agents. The Credit Facility consists of two separate loans: a $25.0 million acquisition term loan and a $25.0 million revolving line of credit. The interest on the Credit Facility is paid quarterly and the interest rate is determined by the base rate (the Base Rate) as defined in the credit agreement. The Base Rate is equal to the higher of (a) the sum of (i) 0.50% plus (ii) the Federal Funds Rate on such day plus (iii) the Applicable Base Rate Margin or (b) the sum of (i) the Prime Rate on such day plus (ii) the Applicable Base Rate Margin. Principal payments on the acquisition term loan are paid quarterly beginning in March 2000. Principal payments on the revolving line of credit are due on the maturity date. The acquisition term loan and the revolving line of credit mature in June 2003. The revolving line of credit will be used for working capital purposes. The Company has the option to convert the interest rates relating to any of the loans to LIBOR plus 150 to 250 basis points. As of June 30, 1998, there were no amounts outstanding under the Credit Facility. In August 1998, the Company borrowed $25.0 million under the acquisition term loan to fund the acquisition of a controlling interest in Framesi USA.

In connection with the Credit Facility, the Company maintains certain interest rate protection instruments. As of June 30, 1998, the Company has entered into interest rate swap and interest rate cap agreements to reduce the impact of changes in interest rates.

The Company's line of credit, current cash resources, and cash from operations are expected to be sufficient to fund the Company's capital needs during the next twelve months at its current level of operations, apart from capital needs resulting from acquisitions. However, the Company may be required to obtain additional capital to fund its planned growth. The Company plans to pursue strategic acquisitions to capitalize on the substantial fragmentation and growth potential existing in the professional salon products industry. The Company intends to fund its future capital needs through a combination of current cash resources, cash from operations, bank financing, seller notes payable, issuance of common stock, and additional public or private debt or equity financing. The availability of such capital resources cannot be assured and is dependent upon prevailing market conditions, interest rates, and the financial condition of the Company.


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

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            Not applicable.

ITEM 2.     CHANGES IN SECURITIES

            Pursuant to a private placement under Section 4(2) of the Securities Act, in May 1998, the Registrant issued $100.0 million 10 7/8% senior subordinated notes due 2008 to three initial purchasers in a Rule 144A transaction.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's 1998 Annual Meeting of Stockholders was held on May 4, 1998. The following nominees were elected to the Board of Directors, to serve until their successors are elected or have been qualified, or until their earlier resignation or removal.

              NOMINEE                 VOTES IN FAVOR            WITHHELD
              -------                 --------------            --------
          Sam L. Leopold                3,570,928                  0
          Richard R. Ross               3,570,928                  0
          James A. Brooks               3,570,928                  0
           Peter W. Burg                3,570,928                  0
       Michael H. Feinstein             3,570,928                  0
          Sylvan Schefler               3,570,928                  0


         The following items were voted upon by the Company's stockholders.

         Proposal to amend the Company's Certificate of Incorporation to classify the Board of Directors of the Company into three classes with staggered terms of office.

      VOTES IN FAVOR       OPPOSED        ABSTAINED      BROKER NON-VOTE
      --------------       -------        ---------      ---------------
        2,578,456          236,450          2,700               0


         PROPOSAL TO AMEND THE COMPANY'S CERTIFICATE OF INCORPORATION TO ADD A PROVISION ALLOWING THE BOARD OF DIRECTORS TO CONSIDER CERTAIN FACTORS WHEN EVALUATING CERTAIN MATTERS SUCH AS TENDER OFFERS.

      VOTES IN FAVOR       OPPOSED          ABSTAINED     BROKER NON-VOTE
      --------------       -------          ---------     ---------------
        2,578,456          236,450            2,700              0

         PROPOSAL TO AMEND THE COMPANY'S CERTIFICATE OF INCORPORATION TO ELIMINATE ACTIONS BY WRITTEN CONSENT OF STOCKHOLDERS.

      VOTES IN FAVOR        OPPOSED        ABSTAINED      BROKER NON-VOTE
      --------------        -------        ---------      ---------------
        2,417,006           397,900          2,700               0


         PROPOSAL TO AMEND THE COMPANY'S CERTIFICATE OF INCORPORATION TO ADD CERTAIN MINIMUM PRICE AND PROCEDURAL REQUIREMENTS IN CONNECTION WITH CERTAIN TRANSACTIONS SUCH AS BUSINESS COMBINATIONS.

      VOTES IN FAVOR    OPPOSED       ABSTAINED     BROKER NON-VOTE
      --------------    -------       ---------     ---------------
        2,452,521       364,135          950               0


         PROPOSAL TO AMEND THE COMPANY'S 1996 STOCK OPTION PLAN TO INCREASE THE NUMBER OF SHARES OF THE COMPANY'S COMMON STOCK THAT MAY BE ISSUED PURSUANT TO THE 1996 STOCK OPTION PLAN FROM 400,000 TO 750,000 SHARES.

      VOTES IN FAVOR       OPPOSED       ABSTAINED     BROKER NON-VOTE
      --------------       -------       ---------     ---------------
        2,797,521          19,885           200               0


         PROPOSAL TO RATIFY THE APPOINTMENT OF ARTHUR ANDERSEN LLP AS THE INDEPENDENT AUDITORS OF THE COMPANY FOR THE FISCAL YEAR ENDING DECEMBER 31, 1998.

      VOTES IN FAVOR      OPPOSED       ABSTAINED      BROKER NON-VOTE
      --------------      -------       ---------      ---------------
        3,559,628          7,600          3,700               0


ITEM 5.  OTHER INFORMATION

Pursuant to Rule 14a-4 under the Securities Exchange Act of 1934, as amended, the Company intends to retain discretionary authority to vote proxies with respect to stockholder proposals for which the proponent does not seek inclusion of the proposed matter in the Company's proxy statement for the annual meeting to be held during calendar 1999, except in circumstances where (i) the Company receives notice of the proposed matter no later than March 16, 1999, and (ii) the proponent complies with the other requirements set forth in Rule 14a-4.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS.

          27             Financial Data Schedule

         (b)   REPORT ON FORM 8-K.

            None.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    STYLING TECHNOLOGY CORPORATION


Dated:    August 14, 1998           By:  /s/ Richard R. Ross
                                         ---------------------------
                                         Richard R. Ross
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Duly authorized officer of
                                         the registrant, principal
                                         financial and accounting officer)

                                 EXHIBIT INDEX

Exhibit Number                              Description of Exhibit
--------------                              ----------------------

     27                                     Financial Data Schedule