Form 10-Q
period 1998-09-30
STYLING TECHNOLOGY CORP
filed 1998-11-17
CIK 1022832

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the issuer's class of capital stock as of the latest practicable date, is as follows: 4,067,503 shares of Common Stock, $.0001 par value, as of November 11, 1998.

                        STYLING TECHNOLOGY CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
            December 31, 1997 and September 30, 1998 .........................   3

         Condensed Consolidated Statements of Operations -
            Three Months ended September 30, 1997 and September 30, 1998 .....   4

         Condensed Consolidated Statements of Operations -
            Nine months ended September 30, 1997 and September 30, 1998 ......   5

         Condensed Consolidated Statements of Cash Flows -
            Nine months ended September 30, 1997 and September 30, 1998 ......   6

         Notes to Condensed Consolidated Financial Statements ................   7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .................................  16

PART II. OTHER INFORMATION ...................................................  23

Item 1.  Legal Proceedings ...................................................  23

Item 2.  Changes in Securities ...............................................  23

Item 3.  Defaults Upon Senior Securities .....................................  23

Item 4.  Submission of Matters to a Vote of Security Holders .................  23

Item 5.  Other Information ...................................................  23

Item 6.  Exhibits and Reports on Form 8-K ....................................  23

ITEM 1.  FINANCIAL STATEMENTS

                         STYLING TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                                                       September 30,
                                                                      December 31,         1998
                                                                         1997           (Unaudited)
                                                                     -------------     -------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                          $   3,063,000     $   5,198,000
  Accounts receivable, net of allowance for doubtful
   accounts of $1,032,000 at December 31, 1997 and
   $2,328,000 at September 30, 1998                                     14,296,000        28,436,000
  Inventories, net                                                      10,951,000        23,450,000
  Prepaid expenses and other current assets                              2,120,000         1,994,000
                                                                     -------------     -------------

            Total current assets                                        30,430,000        59,078,000

PROPERTY AND EQUIPMENT, net                                              2,640,000         3,918,000

GOODWILL AND OTHER, net                                                 59,419,000       127,161,000
                                                                     -------------     -------------

            Total assets                                             $  92,489,000     $ 190,157,000
                                                                     =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                   $   7,065,000     $   9,217,000
  Accrued liabilities                                                    3,832,000        10,370,000
  Current portion of long-term debt and other                            5,647,000         6,876,000
                                                                     -------------     -------------

            Total current liabilities                                   16,544,000        26,463,000
                                                                     -------------     -------------

LONG-TERM DEBT AND OTHER, less current portion                          47,377,000       131,642,000
                                                                     -------------     -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value, 1,000,000 shares authorized,
   no shares issued and outstanding                                           --                --
  Common stock, $.0001 par value, 10,000,000 shares authorized,
   4,756,554 shares issued and 3,948,703 shares outstanding at
   December 31, 1997; and 4,867,354 shares issued and 4,059,503
   shares outstanding at September 30, 1998                                  1,000             1,000
  Additional paid-in capital                                            27,875,000        28,202,000
  Retained earnings                                                      2,492,000         5,649,000
  Treasury stock                                                        (1,800,000)       (1,800,000)
                                                                     -------------     -------------

            Total stockholders' equity                                  28,568,000        32,052,000
                                                                     -------------     -------------

            Total liabilities and stockholders' equity               $  92,489,000     $ 190,157,000
                                                                     =============     =============


  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                         STYLING TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1998


                                                                              Three Months
                                                               Three Months      Ended
                                                                  Ended       September 30,
                                                               September 30,      1998
                                                                   1997       (Unaudited)
                                                               -------------  -------------
NET SALES                                                       $10,669,000    $26,539,000
COST OF SALES                                                     4,867,000     11,538,000
                                                                -----------    -----------
      Gross profit                                                5,802,000     15,001,000

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                         3,574,000      9,689,000
                                                                -----------    -----------
      Income from operations                                      2,228,000      5,312,000

INTEREST EXPENSE AND OTHER, NET                                     777,000      3,109,000
                                                                -----------    -----------
      Income before taxes                                         1,451,000      2,203,000

PROVISION FOR INCOME TAXES                                          623,000        960,000
                                                                -----------    -----------
      Net income                                                $   828,000    $ 1,243,000
                                                                ===========    ===========

BASIC EARNINGS PER SHARE:
  Net income                                                    $      0.21    $      0.31
                                                                ===========    ===========
  Weighted average shares                                         3,949,000      4,055,000
                                                                ===========    ===========

DILUTED EARNINGS PER SHARE:
  Net income                                                    $      0.20    $      0.29
                                                                ===========    ===========
  Weighted average shares                                         4,209,000      4,330,000
                                                                ===========    ===========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                         STYLING TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1998


                                                                               Nine months
                                                               Nine months        Ended
                                                                  Ended       September 30,
                                                              September 30,       1998
                                                                  1997         (Unaudited)
                                                              -------------   -------------
NET SALES                                                     $ 25,585,000    $ 61,838,000
COST OF SALES                                                   11,347,000      27,030,000
                                                              ------------    ------------
      Gross profit                                              14,238,000      34,808,000

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                        8,305,000      21,598,000
                                                              ------------    ------------
      Income from operations                                     5,933,000      13,210,000

INTEREST EXPENSE AND OTHER, NET                                    951,000       5,737,000
                                                              ------------    ------------
      Income before extraordinary item and income taxes          4,982,000       7,473,000

PROVISION FOR INCOME TAXES                                       2,069,000       3,226,000
                                                              ------------    ------------
      Income before extraordinary item                           2,913,000       4,247,000

EXTRAORDINARY ITEM, net                                               --        (1,091,000)
                                                              ------------    ------------
      Net income                                              $  2,913,000    $  3,156,000
                                                              ============    ============

BASIC EARNINGS PER SHARE:
  Income before extraordinary item                            $       0.74    $       1.05
  Extraordinary item, net                                             --             (0.27)
                                                              ------------    ------------
  Net income                                                  $       0.74    $       0.78
                                                              ============    ============
  Weighted average shares                                        3,949,000       4,022,000
                                                              ============    ============

DILUTED EARNINGS PER SHARE:
  Income before extraordinary item                            $       0.70    $       0.98
  Extraordinary item, net                                             --             (0.25)
                                                              ------------    ------------
  Net income                                                  $       0.70    $       0.73
                                                              ============    ============



  Weighted average shares                                        4,180,000       4,353,000
                                                              ============    ============



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                         STYLING TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1998

                                                                              Nine months
                                                             Nine months        Ended
                                                               Ended         September 30,
                                                            September 30,        1998
                                                                1997          (Unaudited)
                                                            -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                  $  2,913,000     $  3,156,000
 Adjustments to reconcile net income to net cash used in
  Operating activities
   Depreciation and amortization                               1,147,000        3,166,000
   Interest accretion on note payable                            128,000          130,000
  Changes in certain assets and liabilities:
   Accounts receivable                                        (5,758,000)      (7,819,000)
   Inventory, net                                                293,000       (5,913,000)
   Prepaids and other assets                                    (559,000)        (458,000)
   Accounts payable and accrued liabilities                     (904,000)        (323,000)
                                                            ------------     ------------
Net cash used in operating activities                         (2,740,000)      (8,061,000)
                                                            ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of acquired businesses, net of cash acquired       (22,130,000)     (58,985,000)
 Purchase of property, plant & equipment                        (333,000)        (786,000)
 Change in investments, long-term receivables & other               --           (586,000)
                                                            ------------     ------------
Net cash used in investing activities                        (22,463,000)     (60,357,000)
                                                            ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of long term debt                                    (854,000)            --
 Proceeds from credit facility, net of financing costs        22,954,000       35,265,000
 Proceeds from bond offering, net of financing costs                --         96,400,000
 Exercise of stock options                                          --            327,000
 Repayment of notes payable and Credit Facility                     --        (61,439,000)
                                                            ------------     ------------
Net cash provided by (used in) financing activities           22,100,000       70,553,000
                                                            ------------     ------------

CHANGE IN CASH AND CASH EQUIVALENTS                           (3,103,000)       2,135,000

CASH AND CASH EQUIVALENTS, beginning of period                 4,492,000        3,063,000

                                                            ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                    $  1,389,000     $  5,198,000
                                                            ------------     ------------



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


NOTE 2.  EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the three and nine months ended September 30, 1997 and September 30, 1998 is as follows:

                                                                             Three Months Ended September 30, 1998
                                  Three Months Ended September 30, 1997                  (unaudited)
                                 ---------------------------------------    --------------------------------------
                                                Effect of                                 Effect of
                                                  Stock                                     Stock
                                                 Options                                   Options
                                   Basic           and         Diluted        Basic          and         Diluted
                                    EPS          Warrants        EPS           EPS         Warrants        EPS
                                 ----------     ----------    ----------    ----------    ----------    ----------
Income before extraordinary
item (numerator) ............    $  828,000           --      $  828,000    $1,243,000          --      $1,243,000
Extraordinary item, net
(numerator) .................          --             --            --            --            --            --
                                 ----------     ----------    ----------    ----------    ----------    ----------
Net income (numerator) ......    $  828,000           --      $  828,000    $1,243,000          --      $1,243,000
                                 ==========     ==========    ==========    ==========    ==========    ==========
Shares (denominator) ........     3,949,000        260,000     4,209,000     4,055,000       275,000     4,330,000
                                 ==========     ==========    ==========    ==========    ==========    ==========
Per share amount - income
before extraordinary item ...    $     0.21                   $     0.20    $     0.31                  $     0.29

Per share amount -
extraordinary item, net .....          --                           --            --                          --
                                 ----------                   ----------    ----------                  ----------
Per share amount - net income    $     0.21                   $     0.20    $     0.31                  $     0.29
                                 ==========                   ==========    ==========                  ==========

                                                                                    Nine Months Ended September 30, 1998
                                    Nine Months Ended September 30, 1997         ------------------------------------------
                                 -------------------------------------------                      (unaudited)
                                                 Effect of                                        Effect of
                                                   Stock                                            Stock
                                                  Options                                          Options
                                    Basic           and           Diluted           Basic            and          Diluted
                                     EPS          Warrants          EPS              EPS           Warrants         EPS
                                 -----------     ----------    -------------     -----------      ----------    -----------
Income before extraordinary
item (numerator) ............    $ 2,913,000           --      $   2,913,000     $ 4,247,000            --      $ 4,247,000

Extraordinary item, net
(numerator) .................           --             --               --         1,091,000            --        1,091,000
                                 -----------     ----------    -------------     -----------      ----------    -----------
Net income (numerator) ......    $ 2,913,000           --      $   2,913,000     $ 3,156,000            --      $ 3,156,000
                                 ===========     ==========    =============     ===========      ==========    ===========
Shares (denominator) ........      3,949,000        231,000        4,180,000       4,022,000         331,000      4,353,000
                                 ===========     ==========    =============     ===========      ==========    ===========
Per share amount - income
before extraordinary item ...    $      0.74                   $        0.70     $      1.05                    $      0.98

Per share amount -
extraordinary item, net .....           --                              --             (0.27)                         (0.25)
                                 -----------                   -------------     -----------                    -----------
Per share amount - net income    $      0.74                   $        0.70     $      0.78                    $      0.73
                                 ===========                   =============     ===========                    ===========

For purposes of applying the treasury stock method, the Company has assumed that it will fully utilize tax deductions arising from the assumed exercise of non-qualified stock options.


NOTE 3.     INVENTORY

Inventories, net, consist of the following at:

                                             September 30,   December 31,
                                                 1998            1997
                                             -------------   ------------
                                              (unaudited)
      Raw materials & work-in-process        $  7,080,000    $  2,594,000
      Finished goods                           16,370,000       8,357,000
                                             ------------    ------------
                                             $ 23,450,000    $ 10,951,000
                                             ============    ============


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

In June 1998, the Company acquired European Touch Co. and two related companies (collectively European Touch) and European Touch, Ltd. II (European Touch II and together with European Touch, the European Touch Companies). European Touch is a developer, producer, and marketer of professional nail enhancement and treatment products and European Touch II is a developer, producer, and marketer of salon pedicure equipment. These companies were purchased for a purchase price of approximately $25.0 million in cash (see Note 5), using the purchase method of accounting.

In August 1998, the Company acquired a controlling interest in Ft. Pitt Acquisition, Inc. and its 90% owned subsidiary, Ft. Pitt-Framesi, Ltd. (together Framesi USA). Framesi USA holds exclusive license rights for the sale in the United States and most of Latin America of Framesi(R) hair color products along with its complementary Biogenol(R) line of shampoos, conditioners, and styling products. The Company paid approximately $32.0 million for the Ft. Pitt Acquisition, Inc. stock, in the form of cash and seller carryback financing of approximately $5.0 million. Approximately $25.0 million from the Credit Facility was used to finance the $32.0 million purchase price. The acquisition is being accounted for using the purchase method of accounting. As of September 30, 1998, the Company owned approximately 82% of Ft. Pitt Acquisition, Inc.

The combined purchase price of the acquisitions discussed above of approximately $62.0 million was allocated to the net assets of these businesses of approximately $5.3 million. The excess of the purchase price paid is recorded as goodwill, and is being amortized over useful lives ranging from 25-40 years.

NOTE 5.  LONG-TERM DEBT

On June 23, 1998, the Company issued $100 million of 10 7/8% Senior Subordinated Notes due 2008 (the Notes) in an Offering (the Offering) exempt from registration under the Securities Act of 1933 as amended (the Securities Act). Interest under the Notes is payable semi-annually in arrears commencing January 1, 1999, and the Notes are not callable until July 2003 subject to the terms of the Indenture under which the Notes were issued. The Company filed a registration statement under the Securities Act, relating to an exchange offer for these Notes, which was declared effective in August 1998. The proceeds of the Offering were used to finance the purchase price and related costs of acquiring all of the issued and outstanding capital stock of the European Touch Companies, to repay existing indebtedness (including the Company's previous credit facility) and for working capital purposes.

A portion of the proceeds from the Offering was used to repay the Previous Credit Facility. The Company reported an extraordinary, non-cash charge of approximately $1.1 million, net of taxes, or $0.25 per diluted share, related to unamortized financing costs associated with the repayment of the Previous Credit Facility.

The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by all of the Company's wholly owned current and future subsidiaries. The financial statements presented below include the combined financial position as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998, and the statement of cash flows for the nine months ended September 30, 1998 of the Styling Technology Corporation (Parent); guarantor subsidiaries (Guarantor) and the non-guarantor subsidiaries (Non-guarantors).

BALANCE SHEET

                                                                      As of September 30, 1998 (in Thousands)
                                                                                    (Unaudited)
                                                    ---------------------------------------------------------------------------
                                                                                        Non-
                                                   Parent       Guarantors          Guarantors      Eliminating     Consolidated
                                                  --------      ----------          -----------    -------------    ------------
     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                       $  4,342       $   856             $    --        $     --         $  5,198
  Accounts receivable, net                          13,678         9,192               5,566              --           28,436
  Inventory                                         12,198         8,751               2,501              --           23,450
  Prepaid expenses and other current assets          1,056           523                 415              --            1,994
  Due to/from affiliates                            (1,476)        2,902              (1,426)             --               --
                                                  --------       -------             -------        --------         --------


     Total current assets                           29,798        22,224               7,056              --           59,078

PROPERTY AND EQUIPMENT, net                          2,150         1,646                 122              --            3,918

GOODWILL, net                                       36,766        49,480              35,609              --          121,855

OTHER ASSETS                                         5,227            79                  --              --            5,306

INVESTMENT IN SUBSIDIARIES, net                     96,913            --                  --         (96,913)              --
                                                  --------       -------             -------        --------         --------
    Total assets                                  $170,854       $73,429             $42,787        $(96,913)        $190,157
                                                  ========       =======             =======        ========         ========

    LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $  4,256       $ 3,468             $ 1,493        $     --         $  9,217
  Accrued liabilities                                1,851         5,898               2,621              --           10,370
  Current portion of long-term debt and other        2,279           171               4,426              --            6,876
                                                  --------       -------             -------        --------         --------
    Total current liabilities                        8,386         9,537               8,540              --           26,463
                                                  --------       -------             -------        --------         --------
LONG-TERM DEBT, less current portion               130,416            --               1,226              --          131,642
                                                  --------       -------             -------        --------         --------

COMMITMENTS AND CONTINGENCIES                           --            --                  --              --               --

STOCKHOLDERS' EQUITY:
  Preferred stock                                       --            --                  --              --               --
  Common stock                                           1            --                  --              --                1
  Additional paid-in capital                        28,202            --                  --              --           28,202
  Retained earnings                                  5,649        63,892              33,021         (96,913)           5,649
  Treasury stock                                    (1,800)           --                  --              --           (1,800)
                                                  --------       -------             -------        --------         --------
    Total stockholders' equity                      32,052        63,892              33,021         (96,913)          32,052
                                                  --------       -------             -------        --------         --------
    Total liabilities and stockholders' equity    $170,854       $73,429             $42,787        $(96,913)        $190,157
                                                  ========       =======             =======        ========         ========

                                       10

STATEMENTS OF OPERATIONS



                                      For the Three Months Ended September 30, 1998 (in Thousands)
                                     --------------------------------------------------------------
                                                               (unaudited)
                                                               Non-
                                      Parent   Guarantors   Guarantors   Eliminating   Consolidated
                                      ------   ----------   ----------   -----------   ------------
Net Sales                            $ 8,413    $12,901        $5,225      $       -      $26,539
                                     -------    -------        ------      ---------      -------
Cost of sales                          3,791      5,751         1,996              -       11,538
                                     -------    -------        ------      ---------      -------
Gross profit                           4,622      7,150         3,229              -       15,001
Selling, general and administrative
  expenses                             4,501      3,038         2,150              -        9,689
                                     -------    -------        ------      ---------      -------
Income from operations                   121      4,112         1,079              -        5,312
Interest (expense) and other
  income, net                         (3,205)         -            96              -       (3,109)
                                     -------    -------        ------      ---------      -------
Income before extraordinary item
  and income taxes                    (3,084)     4,112         1,175              -        2,203
Provision for income taxes            (1,366)     1,809           517              -          960
                                     -------    -------        ------      ---------      -------
Income for extraordinary item         (1,718)     2,303           658              -        1,243
Extraordinary item                         -          -             -              -            -
Income from subsidiaries               2,961          -             -         (2,961)           -
                                     -------    -------        ------      ---------      -------
Net income                           $ 1,243    $ 2,303        $  658      $       -      $ 1,243
                                     =======    =======        ======      =========      =======

Statements of Operations

                                        For the Nine Months Ended September 30, 1998 (in Thousands)
                                 -----------------------------------------------------------------------
                                                               (unaudited)
                                                                 Non-
                                   Parent      Guarantors     Guarantors    Eliminating     Consolidated
                                ------------  ------------   ------------   ------------    ------------
Net Sales                        $ 28,858     $   27,755     $     5,225    $        -       $   61,838
                                ------------  ------------   ------------   ------------    ------------
Cost of sales                      12,329         12,705           1,996             -           27,030
                                ------------  ------------   ------------   ------------    ------------
Gross profit                       16,529         15,050           3,229             -           34,808

Selling, general and
  administrative expenses          11,944          7,504           2,150             -           21,598
                                ------------  ------------   ------------   ------------    ------------
Income from operations              4,585          7,546           1,079             -           13,210

Interest (expense) and other
  income, net                      (5,833)             -              96             -           (5,737)
                                ------------  ------------   ------------   ------------    ------------
Income before extraordinary item
  and income taxes                 (1,248)         7,546           1,175             -            7,473

Provision for income taxes           (557)         3,266             517             -            3,226
                                ------------  ------------   ------------   ------------    ------------
Income for extraordinary item        (691)         4,280             658             -            4,247

Extraordinary item                 (1,091)             -               -             -           (1,091)

Income from subsidiaries            4,939              -               -        (4,939)               -
                                ------------  ------------   ------------   ------------    ------------
Net income                       $  3,157       $  4,280         $   658       $(4,939)        $  3,156
                                ============  ============   ============   ============    ============

STATEMENTS OF CASH FLOWS

                                                   For the Nine Months Ended September 30, 1998 (in Thousands)
                                        ----------------------------------------------------------------------------
                                                                        (Unaudited)
                                                                            Non-
                                          Parent        Guarantors       Guarantors     Eliminating     Consolidated
                                        ----------     ------------     -----------     -----------     ------------
CASH FLOWS FOR
  OPERATING ACTIVITIES:
    Net income (loss)                   $ (1,782)        $ 4,280         $   658        $   --          $  3,156
    Adjustments to reconcile net
      income to net cash used in
      operating activities:
        Depreciation and
          amortization                     1,777           1,239             150            --             3,166
        Interest accretion on note
          payable                            130             --              --             --               130
          Change in certain assets
            and liabilities
          Accounts receivable             (3,756)         (3,153)           (910)           --            (7,819)
          Inventory, net                  (3,927)         (2,305)            319            --            (5,913)
          Prepaids and other assets         (631)            182              (9)           --              (458)
          Accounts payable and
            accrued liabilities           (1,159)          1,939          (1,103)           --              (323)
         Due to/from affiliates, net          (5)         (1,422)          1,427            --              (--)
                                        ----------     ------------     -----------     -----------     ------------
            Net cash provided by
              (used in) operating
              activities                  (9,353)            760             532            --            (8,061)
                                        ----------     ------------     -----------     -----------     ------------

CASH FLOWS FROM
  INVESTING ACTIVITIES:
    Purchase of property, plant
      and equipment                         (694)            (87)            (5)            --              (786)
    Purchase of acquired business,
      net of cash acquired               (58,985)             --            --              --           (58,985)
    Change in investments, long term
      receivables and other                 (558)            (28)           --              --              (586)
                                        ----------     ------------     -----------     -----------     ------------

            Net cash provided by
              (used in) investing
              activities                 (60,237)           (115)            (5)            --           (60,357)
                                        ----------     ------------     -----------     -----------     ------------

CASH FLOWS FROM
  FINANCING ACTIVITIES:
    Proceeds from credit facility,
      net of financing costs              35,792             --             --              --            35,792
    Proceeds from bond offering,
      net of offering costs               96,400             --             --              --            96,400
    Exercise of stock options                327             --             --              --               327
    Repayment of notes payable
      and Credit Facility                (61,439)            --            (527)            --           (61,966)
                                        ----------     ------------     -----------     -----------     ------------

            Net cash provided by
              (used in) financing
              activities                  71,080             --            (527)            --            70,553
                                        ----------     ------------     -----------     -----------     ------------

CHANGE IN CASH AND CASH EQUIVALENTS        1,490            645             --              --             2,135

CASH AND CASH
  EQUIVALENTS, beginning of
  period                                $  2,854       $    209         $   --          $   --          $  3,063
                                        ----------     ------------     -----------     -----------     ------------
CASH AND CASH EQUIVALENTS, end of
  period                                   4,344            854             --              --             5,198
                                        ----------     ------------     -----------     -----------     ------------

In connection with the Offering, the Company entered into a five-year, $50.0 million senior credit facility (the Credit Facility) with a group of banks for whom NationsBank, N.A. and Bank of Boston, N.A. acted as co-agents. The Credit Facility consists of two separate loans: a $25.0 million acquisition term loan and a $25.0 million revolving line of credit. The interest on the Credit Facility is paid quarterly and the interest rate is determined by the base rate (the Base Rate) as defined in the credit agreement. The Base Rate is equal to the higher of (a) the sum of (i) 0.50% plus (ii) the Federal Funds Rate on such day plus (iii) the Applicable Base Rate Margin or (b) the sum of (i) the Prime Rate on such day plus (ii) the Applicable Base Rate Margin. Principal payments on the acquisition term loan are paid quarterly beginning in March 2000. Principal payments on the revolving line of credit are due on the maturity date. The acquisition term loan and the revolving line of credit mature in June 2003. The Company has the option to convert the interest rates relating to any of the loans to LIBOR plus 150 to 250 basis points. As of September 30, 1998, there was $25.0 million outstanding under the acquisition term loan to fund the acquisition of a controlling interest in Framesi USA. In October 1998, the Company used approximately $4.5 million under the revolving credit line to repay existing debt of Framesi USA.


NOTE 6.     INTEREST RATE PROTECTION

In connection with the Credit Facility, the Company maintains certain interest rate protection instruments. As of September 30, 1998, the Company has entered into interest rate swap and interest rate cap agreements (the Agreements) to reduce the impact of changes in interest rates. The Company is exposed to a risk of credit loss in the event of nonperformance by financial institutions that are also party to the Agreements. However, management believes that, based on the high creditworthiness of these counterparties, nonperformance is unlikely. The following is a summary of the Company's Agreements as of September 30, 1998:

                                  1998
---------------------------------------------------------------------------
                               Company's                Notional Value
     Instrument              Effective Rate          (dollars in thousands)
---------------------     ---------------------      ----------------------
        Swap                      8.50%                    $ 12,500
        Cap                      10.25%                      12,500
                                                           --------
                                                           $ 25,000
                                                           ========


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


NOTE 8.     SUBSEQUENT EVENTS

On November 5, 1998, the Company announced it will be centralizing its operations in Scottsdale, Arizona and outsourcing segments of its production and warehousing functions. These initiatives are part of the further integration and consolidation of the Company's acquired businesses with the goal of obtaining additional operating efficiencies and positioning the Company for internal growth and future acquisitions. The Company also announced it will take advantage of new capabilities in computer technologies by combining the reengineering of its business processes with an Enterprise Resource Planning
(ERP) information technology transformation, which it expects will drive operating efficiencies and improved customer service.

These initiatives will take place during the fourth quarter of 1998 and the first and second quarters of 1999. In connection with the centralization and business process reengineering activities, the Company will record an estimated $1.5 million (before income taxes) in non-recurring reengineering costs, which will be reflected in the Company's income statement as incurred. Over the same period, the Company will invest approximately $3.0 million in capital expenditures related to its information technology transformation. The costs of reengineering and information technology will be accounted for under recently issued accounting pronouncements Emerging Issues Task Force (EITF) Issue No. 97-13 and Statement of Position (SOP) 98-1.


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


RESULTS OF OPERATIONS - THREE MONTHS ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 1998

The Company earned net income of $1.2 million, or $0.29 per diluted share, for the three months ended September 30, 1998 as compared to net income of $828,000, or $0.20 per diluted share, for the corresponding period during 1997. For the nine months ended September 30, 1998, the Company earned net income of $4.2 million, or $0.98 per diluted share, before the extraordinary item compared to net income of $2.9 million, or $0.70 per diluted share, for the corresponding period during 1997. After the extraordinary item, net income for the nine months ended September 30, 1998 was $3.2 million, or $0.73 per diluted share. The Company attributes the improvement in net income during the three months ended September 30, 1998 primarily to the contributions of brands acquired subsequent to June 1, 1997 (ABBA, Clean + Easy / One Touch, Pro Finish, the European Touch companies and Framesi USA), as well as to growth in the Company's existing operations.

Net Sales

Net sales amounted to $26.5 million for the three months ended September 30, 1998, up 149% from net sales of $10.7 million for the three months ended September 30, 1997. The $15.8 million, or 149%, increase in sales for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997 was due primarily to the contributions of brands acquired subsequent to September 30, 1997 in addition to strong performance in the Company's exclusive hair care lines, ABBA and Framesi. The strong performance in these lines was offset by lower sales in the skin and body care segment due to seasonality in Body Drench's tanning business and softness in the retail and international hair removal brands. The Company expects the seasonal effect of Body Drench sales to lessen over time as the Company continues to pursue its acquisition strategy. For the nine months ended September 30, 1998, net sales amounted to $61.8 million, up 142% from net sales of $25.6 million achieved in the nine months ended September 30, 1997. Sales growth for the nine months was partially attributable to strong internal growth in the Company's existing brands, which was in excess of 11% on a consolidated basis during the nine months ended September 30, 1998 for brands managed by the Company for more than one year.

]Cost of Sales

Cost of sales amounted to $11.5 million, or 43% as a percentage of net sales, for the three months ended September 30, 1998, compared to $4.9 million, or 46% as a percentage of net sales, for the three months ended September 30, 1997. Cost of sales amounted to $27.0 million, or 44% as a percentage of net sales, for the nine months ended September 30, 1998, compared to $11.3 million, or 44% as a percentage of net sales, for the nine months ended September 30, 1997. As a result of the foregoing, the Company realized gross profit for the three months ended September 30, 1998 of $15.0 million, or 57%, compared to $5.8 million, or 54%, realized by the Company during the corresponding period in 1997. For the nine months ended September 30, 1998, the Company realized gross profit of $34.8 million, or 56%, compared to $14.2 million, or 56%, for the corresponding period in 1997. The Company's ability to sustain this favorable gross margin percentage is attributable primarily to the acquisition of businesses since September 1997 that carry similarly favorable gross margins and continued efforts by the Company to leverage its substantial purchasing power with third party suppliers to obtain optimum pricing.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $9.7 million, or 37% of net sales, for the three months ended September 30, 1998 compared to $3.6 million, or 33% of net sales, for the three months ended September 30, 1997. Selling, general, and administrative expenses were $21.6 million, or 35% of net sales, for the nine months ended September 30, 1998 compared to $8.3 million, or 32% of net sales, for the nine months ended September 30, 1997. Selling, general, and administrative expenses increased on an absolute as well as a percentage basis due primarily to acquisitions completed subsequent to September 30, 1997 and the operating characteristics of those businesses acquired. Furthermore, additional selling, general, and administrative expenses were incurred to strengthen the Company's infrastructure to support its acquisition and growth strategy.

Extraordinary Item

In June 1998, the Company issued $100 million of 10 7/8% Senior Subordinated Notes due 2008 (the Notes) in an Offering (the Offering) exempt from registration under the Securities Act of 1933 as amended (the Securities Act).

A portion of the proceeds from the Offering discussed under "Liquidity and Capital Resources" below was used to repay the Previous Credit Facility. The Company reported an extraordinary, non-cash charge during the quarter ended June 30, 1998 of approximately $1.1 million, net of taxes, or $(0.25) per diluted share, related to unamortized financing costs associated with the Previous Credit Facility.

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 1998 amounted to $1.0 million, which represents an effective tax rate of approximately 44%, compared with a provision of $600,000, which represents an effective tax rate of approximately 43% for the three months ended September 30, 1997. The provision for income taxes for the nine months ended September 30, 1998 amounted to $3.2 million, which represents an effective tax rate of approximately 43%, compared with a provision of $2.1 million, which represents an effective tax rate of approximately 42%, for the nine months ended September 30, 1998. The higher effective tax rate for the three and nine months ended September 30,

1998 is attributable primarily to the income tax effect of goodwill associated with the ABBA and Framesi USA acquisitions, which is not deductible for income tax purposes.

Income from Operations and Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)

Income from operations was $5.3 million for the three months ended September 30, 1998, compared to $2.2 million for the three months ended September 30, 1997. Income from operations was $13.2 million for the nine months ended September 30, 1998, compared to $5.9 million for the nine months ended September 30, 1997. Earnings before interest, taxes, depreciation, and amortization (EBITDA) was $6.5 million for the three months ended September 30, 1998, compared to $2.8 million for the three months ended September 30, 1997. Earnings before interest, taxes, depreciation, and amortization (EBITDA) was $16.1 million for the nine months ended September 30, 1998, compared to $8.1 million for the nine months ended September 30, 1997. During the quarter ended September 30, 1998, the Company completed the acquisition of a controlling interest in Framesi USA. On a pro forma basis, had this acquisition, as well as the second quarter acquisitions of Pro Finish and the European Touch companies, taken place on January 1, 1998, EBITDA would have been $20.5 million for the nine months ended September 30, 1998. EBITDA is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of operating performance or to net cash provided by operating activities as a measure of liquidity. The Company believes EBITDA is a measure commonly reported and widely used by analysts, investors, and other interested parties who monitor business performance. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance.


LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1998, internal sales growth resulted in an increase in the Company's investment in accounts receivable of $7.8 million. In order to support continued sales growth, the Company increased its investment in inventory by $5.9 million. The Company also used cash from operations to achieve a net reduction in accounts payable and accrued liabilities of $0.3 million. As a result of these factors, which offset net income of $3.2 million and noncash expenditures of $3.2 million, the Company recorded net cash used in operations of $8.1 million for the nine months ended September 30, 1998.

The Company utilized net proceeds of $25.0 million from its line of credit to finance acquisitions and working capital requirements during the nine months ended September 30, 1998. In June 1998, the Company completed the Offering. The senior subordinated notes due 2008 were priced at 10 7/8% and were sold pursuant to Rule 144A. The proceeds of the Offering were used to finance the purchase price and related costs of acquiring all of the issued and outstanding capital stock of the European Touch companies as well as to repay all amounts outstanding under the Previous Credit Facility. As a result, net cash provided by financing activities for the nine months ended September 30, 1998 amounted to $70.6 million and, along with cash on hand, was utilized to fund net cash used in investing activities of $60.3 million as well as operating cash requirements as discussed above.

As a result of the foregoing, the Company's working capital position increased to $33 million at September 30, 1998 from $13.9 million at December 31, 1997.

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

In connection with the Credit Facility, the Company maintains certain interest rate protection instruments. As of September 30, 1998, the Company has entered into interest rate swap and interest rate cap agreements to reduce the impact of changes in interest rates.

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


SUBSEQUENT EVENTS

On November 5, 1998, the Company announced it will be centralizing its operations in Scottsdale, Arizona and outsourcing segments of its production and warehousing functions. These initiatives are part of the further integration and consolidation of the Company's acquired businesses with the goal of obtaining additional operating efficiencies and positioning the Company for internal growth and future acquisitions. The Company also announced it will take advantage of new capabilities in computer technologies by combining the reengineering of its business processes with an Enterprise Resource Planning
(ERP) information technology transformation, which it expects will drive operating efficiencies and improved customer service.

These initiatives will take place during the fourth quarter of 1998 and the first and second quarters of 1999. In connection with the centralization and business process reengineering activities, the Company will record an estimated $1.5 million (before income taxes) in non-recurring reengineering costs, which will be reflected in the Company's income statement as incurred. Over the same period, the Company will invest approximately $3.0 million in capital expenditures related to its information technology transformation. The costs of reengineering and information technology will be accounted for under recently issued accounting pronouncements Emerging Issues Task Force (EITF) Issue No. 97-13 and Statement of Position (SOP) 98-1.


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

Company's State of Readiness

The Company has completed an assessment of its internal systems and processes with respect to the "Year 2000" issue. The Company's sales, accounts receivable, inventory management, accounts payable, general ledger and payroll systems comprise its critical information technology ("IT") systems. The Company has assessed its "Year 2000" readiness with regard to these critical IT systems. Based on internal assessments and upon vendor representations, the Company believes that its critical IT systems currently in place or being implemented as part of the centralization and reengineering plan are or will be in "Year 2000" compliance. The Company believes that it will complete the implementation of its new processes and systems associated with the critical IT systems by June 30, 1999. The Company intends to assess the potential impact of "Year 2000" failures from vendors, customers, and outside parties upon its business and is currently taking steps to assess and minimize the risk of such "Year 2000" failures. Based upon the Company's current state of readiness and the steps currently being taken, the Company does not believe that the "Year 2000" problem will have a material adverse effect on the Company's business, financial condition, or results of operations.

Software and hardware, such as security and telephone systems, that facilitate the operations of its warehouses and operating locations that are not affected by the centralization and reengineering plan comprise the Company's primary non-IT systems. The Company is in the process of assessing the "Year 2000" compliance of these non-IT systems and expects to conclude this assessment by June 30, 1999. The Company has not incurred, nor does it expect to incur, material costs in readying its non-IT systems for the Year 2000.

Company's Risks of "Year 2000" Issues

The Company procures a significant amount of raw materials and components from external suppliers and relies upon third party contract manufacturers to manufacture most of its products. As a result, the Company may be at risk from suppliers and manufacturers, foreign and domestic, that are not taking adequate measures to ensure "Year 2000" compliance. The failure of such suppliers and manufacturers to be "Year 2000" compliant may cause raw material and product shortages that would adversely impact the Company's operations. As a result, the Company may be at risk with respect to suppliers and manufacturers that may not be "Year 2000" compliant. The Company believes that the most likely negative effects, if any, could include disruptions in both shipments and receipts of raw materials, components, and products by the Company and its customers. In addition, the Company's customers may experience "Year 2000" failures, which could result in delays in the Company's receipt of payments from customers.

Contingency Plans

The Company is developing contingency plans with respect to significant "Year 2000" issues. For example, the Company is in the process of assessing and verifying the "Year 2000" compliance of its international and domestic suppliers and contract manufacturers. Verification will be accomplished through the use of "Year 2000" readiness inquiries sent to key suppliers and manufacturers. The Company is investigating transferring supplier and manufacturing relationships to alternate providers if current suppliers and manufacturers are not "Year 2000" compliant.

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Not applicable.

ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS.

        27        Financial Data Schedule

        (b) REPORT ON FORM 8-K.

        On June 23, 1998, the Registrant acquired all of the issued and outstanding common stock of European Touch, Ltd. II ("European Touch II"), pursuant to a Stock Purchase Agreement among the Registrant and the former shareholders of European Touch II, dated June 23, 1998, as reported on Form 8-K dated July 8, 1998.

        On August 4, 1998, the Registrant acquired a controlling interest in Ft. Pitt Acquisition, Inc. ("Ft. Pitt") and its 90% owned subsidiary, Ft. Pitt-Framesi, Ltd., pursuant to a Stock Purchase Agreement among the Registrant and the majority shareholders of Ft. Pitt, as reported on Form 8-K dated August 19, 1998, Form 8-K/A dated October 19, 1998, and Form 8-K/A dated October 20, 1998.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    STYLING TECHNOLOGY CORPORATION


Dated:    November 13, 1998         By:  /s/ Richard R. Ross
                                         ----------------------------
                                    Richard R. Ross
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (Duly authorized officer of the
                                    registrant, principal financial and
                                    accounting officer)