Form 10-K
period 1998-12-31
STYLING TECHNOLOGY CORP
filed 1999-03-31
CIK 1022832

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998       COMMISSION FILE NUMBER 0-21703

                         STYLING TECHNOLOGY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      75-2665378
           (STATE OF INCORPORATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)

                           7400 E. TIERRA BUENA LANE
                           SCOTTSDALE, ARIZONA 85260
                                 (480) 609-6000
         (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING
                   AREA CODE, OF PRINCIPAL EXECUTIVE OFFICES)

   SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                    COMMON STOCK, PAR VALUE $.0001 PER SHARE
                        PREFERRED STOCK PURCHASE RIGHTS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 29, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average sales price of such stock as of such date on the Nasdaq National Market, was $41,640,001. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

     As of March 29, 1999, there were 4,067,503 shares of registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         STYLING TECHNOLOGY CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                      FISCAL YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
            PART I

ITEM 1.     BUSINESS....................................................    1
ITEM 2.     PROPERTIES..................................................   21
ITEM 3.     LEGAL PROCEEDINGS...........................................   22
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   22

            PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.........................................   22
ITEM 6.     SELECTED FINANCIAL DATA.....................................   23
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................   25
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK........................................................   40
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   40
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................   41

            PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   41
ITEM 11.    EXECUTIVE COMPENSATION......................................   41
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................   41
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   41

            PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
            8-K.........................................................   41
SIGNATURES..............................................................   44
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..............................  F-1

                            ------------------------

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding the Company's "expectations," "estimates," "anticipation," "intentions," "beliefs," "plans," or "strategies" regarding the future. Forward-looking statements also include statements regarding operating results, capital resources, and liquidity or statements with respect to the markets in which the Company competes or the beauty care industry in general. All forward-looking statements included in this Report are based on information available to the Company as of the filing date of this Report, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1,
"Business -- Special Considerations."
                            ------------------------

     "ABBA," "Alpha 9," "Biogenol," "Body Drench," "Clean + Easy," "Cosmic," "European Touch," "Framesi," "Gena," "Kizmit," "Maiko," "One Touch," "Pro Finish," "Revivanail," "Roffler," "SRC," and "Suntopia" are the Company's principal registered trademarks. This Report also includes other trademarks of the Company.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     The Company is a leading developer, producer, and marketer of a wide array of professional salon products, including hair care, nail care, and skin and body care products, as well as salon appliances and sundries. The Company has well-recognized brand names, a strong distribution network, established marketing and salon industry education programs, and significant production and sourcing capabilities.

     The Company believes it is the only company that develops, produces, and markets products in each category of the professional salon products industry and that its ability to offer customers a "one-stop shop" for brand-name professional salon products creates a competitive advantage. The Company currently sells more than 550 products under 17 principal brand names, including ABBA Pure and Natural Hair Care products, AquaTonic hair care products, Biogenol hair care products, Body Drench skin and body care products, Clean + Easy hair removal products, European Touch II pedicure spa equipment, Framesi hair care products, Gena nail and pedicure products, Kizmit acrylic nail enhancements, Revivanail nail treatments, and Roffler hair care products. In the United States, the Company markets its product lines through professional salon industry distribution channels to more than 2,300 customers, consisting primarily of salon product and tanning supply distributors (which resell to beauty and tanning salons), beauty supply outlets, and salon chains. The Company also markets its products directly to more than 3,000 spas, resorts, and health and country clubs through its in-house sales force. Internationally, the Company sells its products primarily through international salon product distributors.

     The Company was founded in June 1995 and commenced operations on November 26, 1996. On that date, the Company simultaneously completed its initial public offering and acquired four professional salon products businesses (the "Initial Businesses"). Since that time, the Company has completed seven additional acquisitions.

     The following table sets forth information regarding each of the Company's acquisitions:

ACQUISITION                           ACQUISITION DATE      BRAND NAME (PRODUCT DESCRIPTION)
-----------                           ----------------      --------------------------------
Gena Laboratories, Inc. ("Gena")      November 1996       Gena (professional natural nail
                                                          care, pedicure, skin care, and hair
                                                          care products)
Body Drench Division ("Body Drench")  November 1996       Body Drench (high-end professional
  of Designs by Norvell, Inc.                             tanning and moisturizing products
  ("DBN")                                                 and resort, spa, and health and
                                                          country club personal care products)
J.D.S. Manufacturing Co., Inc.        November 1996       Alpha 9 (acrylic and fiberglass nail
  ("JDS")                                                 enhancement products)
Kotchammer Investments, Inc. (dba     November 1996       SRC (high-end salon appliances and
  Styling Research Company)("KII")                        salonwear)
Suntopia Division of Creative           March 1997        Suntopia (high-end tanning products)
  Laboratories, Inc. ("Suntopia")
U.K. ABBA Products, Inc. ("ABBA")       June 1997         ABBA Pure and Natural Hair Care
                                                          (aromatherapy-based professional
                                                          hair care products)
One Touch and Clean + Easy Division   December 1997       Clean + Easy and One Touch (salon
  of Inverness Corporation and                            and retail hair removal products)
  Inverness (UK) Limited (together,
  "Inverness")
Pro Finish USA, Ltd. ("Pro Finish")      May 1998         Pro Finish, Kizmit, and Cosmic (nail
                                                          care products)

ACQUISITION                           ACQUISITION DATE      BRAND NAME (PRODUCT DESCRIPTION)
-----------                           ----------------      --------------------------------
European Touch Co., Incorporated,       June 1998         European Touch (professional nail
  and two related nail companies                          enhancement and treatment products)
  ("European Touch")
European Touch, Ltd. II ("European      June 1998         European Touch II (pedicure spa
  Touch II")                                              equipment)
Ft. Pitt Acquisition, Inc. and its     August 1998        Framesi, Roffler, and Biogenol
  90% owned subsidiary Ft.                                (professional hair care products)
  Pitt -- Framesi, Ltd. (together,
  "Framesi USA")

     The Company's principal executive offices are located at 7400 East Tierra Buena, Scottsdale, Arizona, 85260. Effective April 1, 1999, the Company's telephone number will be (480) 609-6000. As used herein, the terms the "Company" and "Styling" mean Styling Technology Corporation and its subsidiaries.

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

     Professional hair care products include shampoo, conditioner, styling gel, glaze, mousse, hair spray, permanent, hair relaxer, and hair color products. Professional nail care products include fiberglass and acrylic nail enhancement solutions applied by the salon professional when performing the nail service and the accessories used by the professional to apply the solutions; natural nail care and pedicure solutions and accessories; and polishes. Skin and body care products include body lotions, tanning products, cosmetics, skin moisturizers, hair removal and depilatory products, and other personal care products (such as shaving creams and antiperspirants) used by salon professionals in rendering salon services (such as facials, manicures, pedicures, leg and body waxing, paraffin therapy, aromatherapy, and thermo-therapy) or available for use by patrons of tanning salons, spas, resorts, and health and country clubs. Professional salon appliances and sundries include hair dryers, curling irons, brushes, pedicure spas, furniture, and salonwear (such as capes).

     The professional salon products industry has grown significantly during the last several years. According to industry sources, professional salon industry revenue (which includes revenue from salon services and the sale of salon products) for 1998 was approximately $40 billion in the United States and $80 billion worldwide. Industry sources estimate that there are approximately 127 million client visits to salons each month and that there are more than 200,000 beauty salons and 1.8 million licensed cosmetologists in the United States. Professional salon products companies sell their products primarily to regional, full-service salon product distributors that resell products from multiple manufacturers to salons and salon professionals. The professional salon products industry is highly fragmented. Of the approximately 700 companies selling professional salon products in the United States, most generate less than $10 million in sales and focus on a single product category. For example, most companies offering professional salon hair care products do not also offer nail or skin care products.

     Professional salon products have two end consumers: the salon professional who uses them in the performance of salon services and the salon client who purchases them for personal use. The Company believes salons typically generate between 10% and 30% of their revenue from retail sales of professional salon products. As the users and "prescribers" of professional salon products, salon professionals typically select products on the basis of performance rather than price. As a result, suppliers of professional salon products focus on educating distributors and salon professionals on the uses and benefits of their products and on industry trends. Because salon professionals "prescribe" these products and sell them primarily in connection with the rendering of a service, professional salon products typically foster strong brand loyalty and exhibit relative price insensitivity. Consequently, professional salon products generally command substantially higher profit margins than mass-marketed beauty products.

STRATEGY

     The Company's objective is to be the leading professional salon products company in the United States and internationally. In order to achieve this objective, the Company is pursuing a strategy of continued growth through internal business expansion and acquisitions. Key elements of this strategy include the following:

Internal Growth Strategy

     The Company intends to increase revenue and improve margins within its existing product lines and to develop new product lines. Elements of its internal growth strategy include the following:

     - Leverage Well-Established Distribution Channels. The Company intends to leverage its distribution channels by providing distributors with an increasingly comprehensive array of products through acquisitions and internal development of new brands. Through management's existing relationships and those of acquired companies, the Company has developed and integrated an increasingly extensive distribution network. The Company believes that offering a growing array of well-known brands in all salon product categories will further enhance its position as a key supplier to many of its customers.

     - Capitalize on Brand Name Recognition; Line Extensions. The Company believes the strong brand name recognition of its product lines lends itself to line extension. For example, ABBA, one of the top brands in the aromatherapy segment of the hair care category, recently introduced its Botanical High line of volume therapy hair care products. The Company believes that the loyalty of salons and salon professionals to strong brands generally makes them receptive to line extensions that capitalize on the credibility of those brands. Strong brand names also provide the Company the opportunity to cross-market established and developing brands and products.

     - Expand Distribution to Salon Chains. The Company is aggressively targeting sales directly to salon chains, which the Company believes are underserved by distributors and other salon product companies. The Company believes that its increasingly diverse product offerings will enable it to offer salon chains the benefits of one-stop shopping, centralized single-source ordering, tailored promotional programs, and dedicated customer service. The Company has formed a sales and marketing team focused exclusively on further penetrating this underserved segment of the salon product market.

     - Expand Distribution of Existing Products Internationally. The Company believes significant opportunities exist to increase sales and profits through the expansion of the international distribution of its products. Currently, the non-U.S. market for professional salon products represents approximately 50% of the worldwide market. The Company, however, generated only approximately 12% of its pro forma 1998 net sales outside of the United States. The Company is expanding its international distribution, which currently includes 37 countries. The Company will continue to focus on introducing its products into its recently expanded international distribution channels, which provide access to most international beauty markets.

     - Enhance Operational Efficiencies of Acquired Businesses. The Company focuses on integrating acquired businesses. Following each acquisition, the Company enhances operational efficiency by (1) eliminating duplicative administrative functions, thereby lowering overhead expenses,
       (2) expanding distribution channels, and (3) adding and disseminating further market and product knowledge throughout the Company's operations. The Company plans to further enhance operational efficiency through its new corporate headquarters and centralized operations center in Scottsdale, Arizona. The Company believes that the continued realization of operational efficiencies through its centralization and business process reengineering efforts will enhance internal growth and profitability.

     - Capitalize on Lifestyle Trends. The Company intends to continue to capitalize on current lifestyle trends that are favorable to the professional salon industry. Growing consumer focus on healthy living and personal indulgences will continue to fuel expansion in the salon/spa industry, as the demand for services such as body treatments and massages increases. Additionally, the aging of the "baby boomers," those born between 1945 and 1964, is expected to benefit the salon industry.

     During 1999, the Company will be implementing new centralized management and information systems, which the Company believes will enhance the productivity of its existing operations and future acquisitions. The systems will permit the Company to improve economies of scale through centralized systems for accounting, purchasing, inventory management, financial reporting, and customer service. The Company believes that its investment in its management and information systems will create a platform for long-term growth. The new systems will assist the Company to access real-time information regarding customers, distributors, purchase orders, inventory availability, sales order history, and other information. The systems will facilitate the Company's integration of future acquired businesses and improve operations by allowing the Company to

     - provide greater customer service by providing sales representatives with product information, promotions, and individual customer purchasing patterns;

     - improve sales and marketing functions by tracking fast and slow moving products and creating customized sales reports;

     - facilitate improved inventory management and purchase forecasting; and

     - transition acquired businesses onto the Company's centralized management and information systems more efficiently by providing a more flexible platform for data conversion.

  Acquisition Strategy

     The Company seeks to acquire professional salon product businesses possessing complementary salon products with well-recognized brand names and strong distribution networks and to capitalize on the substantial fragmentation and growth potential existing in the professional salon products industry. The Company believes that there are many attractive acquisition candidates in the professional salon products industry, primarily as a result of the highly fragmented nature of the industry and the desire of owners for exit strategies. The Company maintains a disciplined approach to acquisitions and evaluates each potential acquisition based on the following acquisition goals:

     - Continue to Acquire Leading Brands. The Company plans to continue its strategy of acquiring leading brand names that complement its portfolio of brands and command strong customer loyalty. By following this strategy, the Company plans to solidify its position as a leading supplier of professional salon products and further enhance its relationships with distributors. Additionally, well-known and well-respected professional brands are able to command consistently higher prices than mass-marketed retail brands and lesser known or respected professional brands.

     - Diversify and Strengthen Product Offerings. The Company intends to acquire companies and product lines that diversify and strengthen its portfolio of salon products. In this regard, the Company seeks to acquire complementary products that will enable it to offer multiple brands in each salon product category and a broader range of products addressing the various niches within these categories. The Company believes that this approach will enable it to offer distributors and beauty supply outlets, which typically carry multiple brands in each category, a more complete "one-stop shop" for the majority of their salon products.

     - Strengthen Distribution Network. The Company intends to acquire companies and product lines that strengthen its relationships with domestic and international distributors. By acquiring companies with strong distribution networks, the Company will be in a position to increase sales by introducing its existing products into new distribution channels and newly acquired or developed products into existing distribution channels.

     - Continue to Pursue Acquisitions at Attractive Cash Flow Multiples. The Company plans to continue to pursue acquisition candidates at attractive cash flow multiples. To achieve this goal, the Company evaluates each acquisition candidate's historical operating results and future earnings potential, the size and anticipated growth of the market it serves, and its relative position in that market. The Company typically seeks to acquire companies and product lines at acquisition multiples of three to six times EBITDA.

PRODUCTS

     The Company offers products in all salon product categories. The Company sells more than 550 professional salon hair care, natural nail care and nail enhancement products, skin and body care products, and salon accessories and sundries, representing approximately 1,500 stock keeping units ("SKUs"). The Company believes that the strength of its brand names is based on the reputation of its products for quality among salon professionals, the performance of its products, and its focused commitment to the needs of salon professionals and their clientele. The Company believes these brand names are widely recognized by salon product distributors and salon professionals and their clients as high-quality, effective products. In addition, the Company believes that the strength of the brand names of its existing products and its reputation within the industry will assist it to successfully develop and market product line extensions and new brands.

     The table below sets forth a description of the Company's principal products, the brand names under which the products are sold, and the Company's estimate of approximate percentage of such products sold for professional salon use and retailed to salon and customers.

                                                                                  %      % RETAIL
                                                                                SALON    SALES BY
  PRODUCT CATEGORY              PRODUCT DESCRIPTION              BRAND NAMES    USE(1)   SALONS(1)
---------------------  --------------------------------------  ---------------  ------   ---------
Hair Care              Shampoo, conditioner, hair color, and   ABBA,              40%       60%
                       styling and finishing aids              AquaTonic,
                                                               Biogenol, Body
                                                               Drench,
                                                               Framesi, Gena,
                                                               Roffler
Nail Care              Natural nail care products, acrylic     Alpha 9,           70        30
                       and fiberglass nail enhancement         Cosmic,
                       products, nail treatments, nail         European Touch,
                       polish, light-bonded nail systems, and  Gena, Kizmit,
                       manicure and pedicure solutions and     Pro Finish,
                       accessories                             Revivanail
Skin and Body Care     Moisturizing lotion, indoor and         Body Drench,       35        65
                       outdoor tanning products, personal      Clean + Easy,
                       care products, paraffin waxes,          Gena, One
                       thermo-therapy treatments, and hair     Touch, Suntopia
                       removal systems and depilatory
                       products
Salon Appliances and   Hairdryers, curling irons, salon        European Touch    100         0
  Sundries             pedicure spas, salon furniture, and     II, Maiko, SRC
                       salonwear (capes/aprons)

---------------

(1) Company estimates

  Hair Care Products

     The Company offers a variety of hair care products at various price points under the ABBA, AquaTonic, Biogenol, Body Drench, Framesi, Gena, and Roffler brands. The ABBA line, which is marketed under the ABBA Pure and Natural trademark, consists of highly concentrated, high-quality products. The ABBA line consists of 100% vegan, aromatherapy inspired, herbal hair care products using botanical ingredients. The

ABBA line includes shampoo, conditioner, gel, and hair spray made using a blend of herbal therapy botanicals, tri-molecular proteins, panthenol, and neutral henna designed to produce fuller, thicker, and shinier hair. The Company recently introduced AquaTonic, its internally developed, pure and natural hair care line, which is designed to protect hair against the negative effects of hard and soft water and variances in humidity. The Company's Framesi product line features premium quality hair color products marketed exclusively for use in salons. The Company also markets under the Biogenol brand name a complementary line of shampoos, conditioners, and styling aids specifically formulated for color-treated hair. The Roffler line includes high-quality, salon-distributed shampoos, conditioners, and styling aids designed primarily for men between the ages of 18 and 40. ABBA, Biogenol, Framesi, and Roffler products are used widely throughout the hair care industry and generate significant salon retail sales.

     Under the Gena brand name, the Company offers a line of tea-tree oil hair care products with anesthetic qualities designed to relieve dry, itching scalp. In addition, the Company markets hair care products as a part of its Body Drench line of personal care products, primarily to spas, resorts, and health and country clubs.

  Nail Care Products

     The Company believes that it has the most complete and diverse line of branded products for salon professionals in the nail care category. The Company's nail care product offerings consist of products designed to support the various salon services performed by nail technicians, including manicure, pedicure, acrylic and fiberglass nail enhancement, natural nail treatments, and nail polishes. Most nail care companies encourage distributors to purchase their entire product line in order to buy any of their nail care products. The Company, however, offers a number of top-selling products across all segments of the nail category, permitting its customers to select and purchase individual SKUs from among multiple brands, including Alpha 9, European Touch, Gena, Kizmit, Pro Finish, and Revivanail. The Company, for example, offers distributors and salon chains the ability to purchase the Company's Revivanail nail treatments and Alpha 9 acrylic nail enhancement products without having to purchase the full line of Revivanail or Alpha 9 products.

     The Company's Alpha 9, European Touch, and Kizmit acrylic professional nail enhancement products consist of complete lines of liquids, powders, tips, files, and other implements and treatments necessary for the professional nail technician to complete the acrylic nail enhancement process.

     The Gena line of natural nail care products features Warm-O-Lotion, a collagen-enriched manicure lotion that is prominently featured in salons throughout the United States. The Gena line also includes professional pedicure products, such as Pedi Soft, a collagen-enriched conditioning lotion; Pedi Care dry skin lotion; and Pedi Soak foot bath. The Gena product line also includes paraffin therapy products, such as Paraffin Springs Therapy Spa, a paraffin bath for conditioning heat therapy treatments; the Healthy Hoof nail and skin treatment line to strengthen, moisturize, and condition nails and cuticles; and MRX antiseptics and lotions for use by salon professionals.

     The Company offers base coats, top coats, nail glues, and cuticle lotions under its European Touch and Pro Finish brands. The Pro Finish line of nail care products also features a light bonded nail system that seals the nail enhancement under ultraviolet lighting.

     The Company's European Touch brand features nail treatment products, such as Revivanail and Theracreme. The Company also offers Momentum, a three-step nail overlay system that offers simplicity, speed, and strength.

  Skin and Body Care

     The Company sells a broad range of professional skin and body care and tanning products, including moisturizers, lotions, depilatories, and hair removal products, under its Body Drench, Clean + Easy, One Touch, and Suntopia brands.

     Body Drench professional skin care products include moisturizing lotions and body baths supplemented with Vitamins A and E and botanical extracts for moisture retention and skin rejuvenation and alpha hydroxy acids for natural skin exfoliation. Body Drench indoor tanning products replace moisture lost during tanning and promote faster, darker tanning results. The Company also offers outdoor tan care and sun protection products under the Body Drench name.

     The Suntopia line of exclusively distributed professional tanning products includes various tanning creams and lotions, enriched shower gels, a moisture replenishing lotion, and a tan enhancing product. Suntopia products, which are made using an exotic blend of botanicals and forested extracts, are designed to promote and maintain a long-lasting tan. The Suntopia line complements the Body Drench line by targeting a younger market.

     Clean + Easy and One Touch brands include patented professional hair removal products. The Clean + Easy brand serves the professional salon market with an extensive line of hair removal products and related sundries used by salon professionals. The Clean + Easy Roll-On Wax System is one of the Company's top selling hair removal products. The One Touch line serves the retail consumer in the personal care market. One Touch products include roll-on waxers, depilatories, and electrolysis products.

  Salon Equipment, Appliances, and Sundries

     The Company sells salon equipment, appliances, and sundries, including pedicure spa equipment, hairstyling appliances, and salonwear. The Company markets under the European Touch II name various salon equipment products, such as whirlpool footspas, salon chairs designed for clients and technicians, manicure and pedicure tables and footrests, and portable salon accessory carts. These products are intended to capitalize on the growing trend among salons to offer services beyond the basic salon services. The SRC line of professional curling irons and blow dryers are recognized within the salon industry as among the finest quality in salon appliances. The appliances are designed for high usage and durability and feature quick startup and recovery capabilities. All SRC professional curling irons are backed by the industry's only three-year warranty. The Company's Maiko salonwear line features capes and aprons for the stylist and the stylist's clientele.

PRODUCT DEVELOPMENT

     The Company seeks to leverage the significant brand-name recognition of its existing product lines by introducing new products and formulations under its core brand names as well as under newly developed brands. The Company believes that its diverse product offerings provide it with greater capacity and know-how to develop, test, and market new products in each of its product lines, including the expanded application of proprietary technologies. The Company contracts with third-party manufacturers to develop new formulations that meet the Company's specifications and quality standards. The Company has not incurred and does not expect to incur significant capital expenditures in connection with its product development efforts. The Company's management, working together with its sales and marketing and product development personnel, continuously monitors shifts in the salon industry to identify new product opportunities. Feedback from salon professionals and the Company's educators also play a significant role in product development. The Company believes the experience of its key managers, their relationships within the industry, and the Company's product line orientation enable it to quickly recognize and respond to salon innovations and industry trends.

MARKETING

     The Company sells its professional salon products and appliances primarily through professional salon industry distribution channels to salon product and tanning supply distributors, salon chains, and beauty supply outlets, and, to a lesser extent, directly to spas, resorts, and health and country clubs throughout the United States and in Canada, Europe, Latin America, Australia, and Asia. The Company believes that its strategy of marketing its salon products exclusively for use in or resale by the salon industry complements the professional image of the Company's products and fosters a high degree of loyalty by distributors of professional salon products.

     The Company's sales and marketing efforts focus on educating salon professionals and salon product distributors regarding the high quality and performance benefits of the Company's products as well as the latest trends and developments in the salon industry. The Company's marketing program includes participa-tion in salon industry trade shows, at which salon product manufacturers exhibit and sell their products to wholesale salon product distributors; several annual domestic and international salon professionals trade shows; and numerous professional salon distributor-sponsored shows, at which products, styles, and techniques are demonstrated to salon professionals. The Company's marketing program emphasizes customer education through regular in-the-field product demonstrations for salon professionals, usually in conjunction with the distributors' sales and marketing efforts. In addition, the Company's products are advertised in trade and distributor publications and promoted in national magazines, including Glamour, Good Housekeeping, InStyle, Marie Claire, McCall's, Mirabella, and Self. The Company also produces educational videos and literature for distribution to distributors and salon professionals.

SALES AND DISTRIBUTION

     The Company believes that it has strong relationships in each of the professional salon distribution channels, including exclusive and open channels. Products sold through exclusive channels are available to a limited number of distributors in each region, while those sold through open channels are available to all distributors. See Item 1, "Business -- Special
Considerations -- Dependence on Major Customers."

     Seven regional sales managers and a strong educational support team sell the ABBA line of hair care products on an exclusive basis to approximately 50 salon product distributors and salon chains throughout the United States, Canada, and Australia. Eight regional sales managers and an in-house educational support team sell the Company's hair color and hair care products under the Framesi, Biogenol, and Roffler brand names on an exclusive basis to 61 salon product distributors throughout the United States and Latin America.

     A professional outside sales force of 24 representatives sells the Company's nail care product lines nationally and internationally to approximately 500 salon product distributors. This distribution base includes Sally Beauty Company, Inc. ("Sally"), the largest wholesale supplier of professional supply products with more than 1,900 supply stores worldwide.

     A sales force of seven marketing representatives, telemarketers, and field sales personnel as well as approximately 25 independent manufacturer representatives sell Body Drench products to approximately 155 salon product distributors, 75 tanning supply distributors, and directly to more than 3,000 spas, resorts, and health and country clubs throughout the United States and in Canada, Europe, Latin America, and Australia.

     A sales force of two employees and approximately 30 manufacturer representatives sell SRC salon appliances and salonwear nationally on an exclusive basis to more than 50 salon product distributors, 14 beauty schools, and six salon chains. One sales manager and approximately 25 manufacturer representatives sell Clean + Easy products to approximately 1,000 customers. Two sales managers and approximately 25 manufacturer representatives sell One Touch products to approximately 400 customers. Together, Clean + Easy and One Touch products are sold internationally to approximately 100 customers by a director of international sales. An internal sales force of six marketing representatives sells the Company's European Touch II pedicure spa products to approximately 700 salon product distributors and three salon chains.

PRODUCTION

     The Company has developed relationships with third parties to manufacture most of its products. Two manufacturers in China produce certain of the Company's hair removal appliances. Although the Company generally does not have long-term contracts with its manufacturers, the Company owns most of the formulations, tools, and molds utilized in the manufacturing processes of its products and believes it could substitute other manufacturers if necessary. See
Item 1, "Business -- Special Considerations -- Dependence on Third Parties for Manufacturing" and "Special Considerations -- Risk of International Operations."

     The Company produces certain of its Clean + Easy and One Touch depilatory products at its 32,000 square foot facility in Fair Lawn, New Jersey. The 8,600 square foot manufacturing area in the Company's Fair Lawn facility is devoted to the production of wax and the packaging of a variety of hair removal appliances for domestic and export markets. The wax production area consists of automatic and manual batching and filling operations. The Company maintains raw materials and work-in-process inventories in a

10,000 square foot warehouse and maintains finished goods in the 5,000 square foot shipping and receiving area.

     The Company produces certain of its Biogenol and Roffler hair care products, including shampoos, conditioners, and styling aids in its approximately 47,000 square foot facility in Corapolis, Pennsylvania. In addition, the Company assembles and upholsters its European Touch II salon furniture and appliances in its 15,000 square foot manufacturing and warehousing facility in Butler, Wisconsin.

     Raw materials used to produce the Company's professional salon products (other than salon appliances and sundries) include water, alcohol, mineral and natural oils, fragrances, other chemicals, and a wide variety of packaging materials and compounds including containers, such as cardboard boxes and plastic containers, container caps, tops, valves and labels. The Company purchases all of these raw materials from outside sources. The principal raw materials and packaging components for the Company's products are available from numerous domestic and international suppliers. Although the Company itself does not purchase the raw materials used to manufacture the majority of its products, it is potentially subject to variations in the prices it pays its third-party manufacturers for products depending on their costs for raw materials. While the industry from time to time has experienced raw material cost increases, the Company believes it will be able to purchase its requirements at competitive prices. To date, increases in raw material costs have not had a material effect on the Company's operating results.

     The Company continually monitors the quality of its products. The Company also carries product liability insurance at levels it believes to be adequate.

COMPETITION

     The Company's products compete directly against professional salon and other similar products sold through distributors and professional salons. The Company competes on the basis of brand recognition, quality, performance, distribution, and price.

     The Company's principal competitors in the professional salon hair care products market include Nexxus Products Co., Paul Mitchell Systems, Matrix, Redken, and Sebastian International. The Company's competitors in the professional salon nail care market include Creative Nail Design, Inc., OPI Products Inc., Star Nail Products, Inc., and Backscratchers, Inc. The Company's largest competitors in the professional salon skin and body care products market include California Suncare, Inc., Supre Inc., Swedish Beauty Manufacturing, Inc., Australian Gold, Inc., American International, Inc., and Divi International. The Company's largest competitors in the professional salon appliances and sundries market are Helen of Troy Limited, Belson Products (a division of Windmere Corporation), Conair Corporation, Cricket Brush Company (a division of West Coast Beauty Supply Co.), Andre (a division of Fromm International, Inc.), and Betty Dain Creations, Inc. In addition, the Company's professional salon products compete indirectly against hair care, nail care, and skin and body care products as well as salon appliances and sundries sold through a variety of non-salon retail channels, including department stores, mall-based specialty stores and, to a lesser extent, mass merchants, drugstores, supermarkets, telemarketing programs, television "infomercials," and catalogs. See Item 1, "Business -- Special Considerations -- Competition."

INTELLECTUAL PROPERTY

     The Company has registered, or has pending applications for registration for, its principal trademarks and brand names in the United States and in foreign countries. Principal trademarks and brand names of the Company include ABBA Pure and Natural Hair Care, Alpha 9, AquaTonic, Biogenol, Body Drench, Clean + Easy, Cosmic, European Touch, Gena, Kizmit, One Touch, Pro Finish, Revivanail, Roffler, SRC, and Suntopia.

     The Company believes its position in the marketplace depends to a significant extent upon the goodwill engendered by its trademarks and brand names and, therefore, considers trademark protection to be important to its business. The Company will seek to register or otherwise protect all significant trademarks and brand names in all active geographic markets.

     While the Company currently holds certain patents, the Company does not consider any single patent to be material to the conduct of its business. The Company relies on all facets of intellectual property law to protect its proprietary information. See Item 1, "Business -- Special
Considerations -- Intellectual Property."

GOVERNMENT REGULATION

     Certain of the Company's advertising and product labeling practices are subject to regulation by the Federal Trade Commission (the "FTC"), and certain of its professional salon product production practices are subject to regulation by the Food and Drug Administration (the "FDA") as well as by various other federal, state, and local regulatory authorities. Compliance with federal, state, and local laws and regulations has not had a material adverse effect on the Company to date. Nonetheless, federal, state, and local regulations in the United States that are designed to protect consumers have had, and can be expected to have, an increasing influence on product liability claims, production methods, product content, labeling, and packaging. In addition, any expansion by the Company of its operations to produce professional salon products that include over-the-counter drug ingredients (such as certain sun screen ingredients) would result in the Company becoming subject to additional FDA regulations as well as a higher degree of inspection and greater burden of regulatory compliance than currently exist.

EMPLOYEES

     As of March 1, 1999, the Company employed 346 persons, consisting of 135 administrative employees, 139 warehouse and production employees, and 72 sales and marketing employees. Framesi USA, a subsidiary of the Company, is a party to a collective bargaining agreement relating to certain production employees. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the executive officers of the Company.

                NAME                     AGE                          POSITION
                ----                     ---                          --------
Sam L. Leopold.......................    45     Chairman of the Board, President, and Chief
                                                Executive Officer
Richard R. Ross......................    32     Executive Vice President, Chief Financial Officer,
                                                Treasurer, and Director
N. Bruce Cowgill.....................    52     Executive Vice President -- Operations
Michael L. Kaplan....................    30     Executive Vice President, General Counsel, and
                                                Secretary
J. Timothy Montrose..................    32     Chief Accounting Officer

     SAM L. LEOPOLD, a founder of the Company, has served as Chairman of the Board and Chief Executive Officer of the Company since June 1995 and as President of the Company since February 1998. Mr. Leopold previously owned and served as President and Chairman of Beauty Boutique International, which was founded in 1990 and operated three retail salons in Arizona. From 1986 to 1991, Mr. Leopold served as Executive Vice President of Consumer Beauty Supply, Inc. (dba Beauty Express), a mall-based retail chain of beauty salons. During that time, Mr. Leopold was responsible for day-to-day operations and oversaw the growth and development of Beauty Express from fewer than 20 retail salons to more than 50 retail salons. From 1989 to 1991, Mr. Leopold served as President of Avanti International, Inc. and developed a line of hair care products.

     RICHARD R. ROSS has served as Chief Financial Officer and Treasurer of the Company since April 1997 and as Executive Vice President and a director of the Company since May 1998. Mr. Ross served in the audit and business advisory group of Arthur Andersen LLP from June 1989 to April 1997, most recently in the position of Manager. In his capacity at Arthur Andersen LLP, Mr. Ross worked with the Company from its inception in June 1995, as well as with other acquisition-oriented public companies, until joining the Company in April 1997. Mr. Ross is a certified public accountant.

     N. BRUCE COWGILL has served as Executive Vice President -- Operations of the Company since July 1998. Mr. Cowgill served as Vice President, North American Sales of Sebastian International, a professional hair care company, from August 1995 to July 1998. In 1989, Mr. Cowgill founded Environmental Solutions Labs, a consulting firm serving health and beauty aid manufacturers. Mr. Cowgill served as President of Environmental Solutions Labs until 1995. Mr. Cowgill served as President and Chief Executive Officer of State Supply Warehouse Co., the largest professional beauty supply distributor in North America, from December 1986 to April 1989. In addition, he served as Vice President of Global Marketing, Advertising and Education, and International Sales for Redken Laboratories from July 1978 to August 1983. Mr. Cowgill held marketing management positions at Proctor and Gamble, Warner Lambert, and R.J. Reynolds from 1972 to 1978.

     MICHAEL L. KAPLAN has served as Executive Vice President, General Counsel, and Secretary of the Company since July 1998. Mr. Kaplan was an attorney with the Phoenix-based law firm of O'Connor, Cavanagh, Anderson, Killingsworth & Beshears, P.A. from September 1995 to June 1998, where he specialized in mergers, acquisitions, and corporate finance and represented acquisition-oriented public companies, including the Company. Mr. Kaplan also was an attorney with Fennemore Craig, P.C. from September 1993 to August 1995.

     J. TIMOTHY MONTROSE has served as Chief Accounting Officer of the Company since November 1998 and has been employed by the Company since December 1996. From November 1995 to December 1996, Mr. Montrose served as the Accounting Manager for Cellular World Corporation, a retail chain of wireless communication products stores. From April 1993 to November 1995, Mr. Montrose served as Senior Accountant with the Dallas Stars Hockey Club of the National Hockey League and was actively involved in the club's transition from Minneapolis to Dallas.

                             SPECIAL CONSIDERATIONS

     The following factors, in addition to those discussed elsewhere in this Report, should be carefully considered in evaluating the Company and its business.

CERTAIN FACTORS THAT COULD ADVERSELY AFFECT OPERATING RESULTS

     A wide variety of factors could adversely impact the Company's net sales and operating results. Many of these factors are beyond the Company's control. These factors include

     - the Company's ability to identify trends in the professional salon products industry;

     - the Company's ability to create and introduce products on a timely basis that take advantage of industry trends;

     - the continued market acceptance of the Company's products among salon professionals and their clientele;

     - the Company's ability to arrange for timely production and delivery of its products;

     - the level and timing of orders placed by customers; and

     - competition and competitive pressures on prices.

     The success of the Company's operations depends to an extent upon a number of factors relating to discretionary consumer spending. These factors include economic conditions, such as employment, business conditions, interest rates, and tax rates, as well as the continued growth of the professional salon products industry. General social trends and economic conditions could adversely affect consumer spending, which would impact the Company's growth, net sales, and profitability. In addition, a decline in the demand for professional salon products and related merchandise could adversely affect the Company's business, financial condition, and operating results.

ACQUISITION STRATEGY

     The Company completed four acquisitions in fiscal 1996, three acquisitions in fiscal 1997, and four acquisitions in fiscal 1998. The success of the Company's acquisition strategy depends in large part on its ability to acquire additional professional salon product businesses.

     The Company may not be able to continue to identify and complete suitable acquisition opportunities. In addition, increased competition for acquisition candidates may increase purchase prices for acquisitions to levels beyond the Company's financial capability or assessment of value. Unforeseen expenses, difficulties, and delays frequently encountered in connection with acquisitions could inhibit the Company's growth and negatively impact profitability.

     The Company's ability to complete acquisitions successfully will depend upon the availability of adequate cash reserves, the Company's ability to issue its securities, including Common Stock, in acquisitions, and its ability to raise additional cash through debt and equity financing. The amount of securities that the Company may be required to issue and the terms on which the Company can secure debt or equity financing will depend on the operating performance and financial condition of the Company, the trading price of its Common Stock, and conditions in the debt and equity markets. The size, timing, and integration of any future acquisitions may cause substantial fluctuations in operating results from quarter to quarter. Consequently, operating results for any quarter may not be indicative of the results that may be achieved for any subsequent fiscal quarter or full fiscal year.

     In addition the Company may issue shares of Common Stock in connection with future acquisitions. The issuance of such shares would result in the dilution of the voting power of the currently outstanding shares and could have a dilutive effect on earnings per share.

INTEGRATION OF BUSINESS OPERATIONS

     The integration of the management, operations, and facilities of acquired businesses could involve unforeseen difficulties. These difficulties could have a material adverse effect on the Company's business, financial condition, and operating results. The Company could encounter difficulties in

     - integrating and managing effectively the operations of acquired businesses with the Company's operations;

     - achieving the Company's operating growth strategies with respect to acquired businesses;

     - obtaining increased revenue opportunities as a result of the anticipated synergies created by expanded product offerings and additional distribution channels; and

     - reducing the overall selling, general, and administrative expenses associated with acquired businesses.

     The Company conducts due diligence reviews of each acquired business and receives representations and warranties regarding each acquired business. The Company's acquisition agreement with respect to each acquisition generally contains purchase price adjustments, rights of set-off, and other remedies in the event that certain unforeseen liabilities or issues arise in connection with the acquisition. However, these remedies may not be sufficient to compensate the Company in the event that any unforeseen liabilities or other issues arise.

     The Company has begun to use the opportunities created by the combination of acquired businesses to effect substantial cost savings, including a reduction in operating expenses as a result of the elimination of duplicative administrative, warehouse, and distribution facilities, functions, and personnel. During fiscal 1998, the Company began to implement a new computer system to assist with the integration of acquired businesses. The new computer system will assist Company personnel in accessing information regarding customers, distributors, purchase orders, inventory levels, sales order history, and other information. See Item 1, "Business -- Strategy -- Internal Growth Strategy." Significant uncertainties, however, accompany any business combination, and the Company may not always be able to integrate the facilities, functions, and personnel of an acquired business in order to achieve operating efficiencies or otherwise realize cost savings. The inability to achieve the anticipated cost savings could have a material adverse effect on the Company's business, financial condition, and operating results.

CONSUMER PREFERENCES AND NEW PRODUCT INTRODUCTIONS

     Consumer preferences in the professional salon products industry depend to a significant extent on the prescriptive role of salon professionals. Relatively few products achieve wide acceptance in the professional salon market. The Company believes that its success depends, in part, on its continued ability to introduce new and attractive products on a regular basis that anticipate and respond to changing consumer demands and preferences in a timely manner. New products introduced by the Company may not achieve any significant degree of market acceptance. Any acceptance that is achieved may not be sustained for any significant amount of time. The failure of new product lines or product innovations to achieve or sustain market acceptance could have a material adverse effect on the Company's business, financial condition, and operating results.

DEPENDENCE ON DISTRIBUTION CHANNELS

     The Company sells a significant portion of its products to professional salon product distributors and salon chains. Distributors and salon chains in the United States and in foreign markets have periodically experienced consolidation and other ownership changes and in the future may consolidate, restructure, or realign their ownership or affiliations. Some distributors and salons may be thinly capitalized and unable to withstand changes in business conditions. These circumstances could decrease the number of distributors and salons that sell the Company's products or increase the ownership concentration within the professional salon products industry.

     If a significant distributor or salon chain discontinues selling or using the Company's products, performs poorly, cannot pay for purchased products, or reorganizes or liquidates and is unable to continue selling the

Company's products, the Company's business, financial condition, and operating results could be materially and adversely affected. In addition, the laws and regulations of various states may limit the ability of the Company to change distributors under certain circumstances, making it difficult to terminate a distributor without good or just cause, as defined by applicable statutes or regulations. The resulting difficulty or inability to replace distributors, poor performance of distributors, or the inability to collect accounts receivable from major distributors could have a material adverse effect on the Company's business, financial condition, and operating results.

DEPENDENCE ON THIRD PARTIES FOR MANUFACTURING

     The Company depends upon third parties to manufacture most of its products. Although the Company owns many of the formulations, tools, and molds used in the manufacturing processes of its products, the Company has limited control over the manufacturing processes themselves. As a result, any difficulties encountered by the third-party manufacturers that result in product defects, production delays, cost overruns, or the inability to fulfill orders on a timely basis could have a material adverse effect on the Company's business, financial condition, and operating results.

     The Company generally does not have long-term contracts with its third-party manufacturers. Although the Company believes it would be able to secure other third-party manufacturers to produce its products, particularly as a result of its ownership of many of the formulations, tools, and molds used in the manufacturing process, the Company's operations would be adversely affected if it lost its relationship with any of its current suppliers (including particularly two manufacturers of hair removal appliances in China) or if the operations of its current suppliers or sea or air transportation with its China-based manufacturers were disrupted or terminated even for a relatively short period of time. See Item 1, "Business -- Special Considerations -- Risk of International Operations." The Company's tools and molds are located at the facilities of its domestic and offshore third-party manufacturers. Accordingly, significant damage to these facilities could result in the loss of or damage to a material portion of the Company's key tools and molds, and production delays could result while new facilities are being arranged and replacement tools and molds are being produced.

     The Company does not maintain an inventory of sufficient size to provide protection for any significant period against an interruption of supply, particularly if it were required to obtain alternative sources of supply. Although the Company does not purchase directly the raw materials used to manufacture the majority of its products, it is potentially subject to variations in the prices it pays its third-party manufacturers for products depending on their cost for raw materials.

DEPENDENCE ON FRAMESI S.P.A.

     The Company holds exclusive license rights to sell of Framesi brand hair color and hair care products in the majority of the Western Hemisphere, including the United States and most of Latin America. The Company sells these products pursuant to an exclusive 40-year license with Framesi S.p.A. that expires in 2036. In addition, the Company manufactures and sells hair care products under the Framesi and Biogenol brand names pursuant to the license. Under the agreement, the Company imports hair color products manufactured by Framesi S.p.A. Any difficulties encountered by Framesi S.p.A. with respect to product defects, production delays, cost overruns, or the inability to fulfill orders on a timely basis or the termination or breach of the license agreement could have a material adverse effect on the Company's business, financial conditions, and operating results.

DEPENDENCE ON MAJOR CUSTOMERS

     The Company depends upon salon product and tanning supply distributors, beauty supply outlets, and salon chains to distribute its products. The Company's largest customer, Sally, a division of Alberto-Culver Company, accounted for approximately 13% of the net sales of the Company during 1997 and 8% of the net sales of the Company during 1998. Sally would have accounted for approximately 9% of the pro forma consolidated net sales of the Company during 1997 and 7% of the pro forma consolidated net sales of the

Company during 1998. The Company currently maintains more than 5,300 active customer accounts. The Company, however, does not have long-term contracts with any of its customers. An adverse change in, or termination of, the Company's relationship with, or an adverse change in the financial viability of, one or more of its major customers, including Sally, could have a material adverse effect on the Company's business, financial condition, and operating results.

MANAGEMENT OF GROWTH

     Since its initial public offering in November 1996, the Company's operations have undergone significant changes and growth. These changes include

     - the acquisition and integration of 11 professional salon businesses;

     - the expansion of its product lines and distribution channels; and

     - the restructuring of its third-party manufacturing arrangements.

     The Company's growth and expanding operations may place a significant strain on the Company's management, administrative, operational, and financial resources as well as increased demands on its systems and controls. The Company's ability to manage its growth will require it to

     - integrate successfully the operations of acquired businesses with the Company's operations;

     - enhance further its operational, financial, and management systems and its marketing programs;

     - motivate, manage, and retain its current employees; and

     - identify, hire, and train additional employees.

The failure of the Company to manage effectively its growth could have a material adverse effect on the Company's business, financial condition, and operating results.

LEVERAGE

     The Company is highly leveraged. On December 31, 1998, the Company had total indebtedness of approximately $143.1 million and stockholders' equity of approximately $33.8 million. This indebtedness included $100 million of 10 7/8% senior subordinated notes due 2008 (the "Notes"), approximately $37 million of debt under its five-year senior credit facility with a group of banks ("1998 Credit Facility"), and approximately $6.1 million of indebtedness in connection with one acquisition. Subject to certain conditions, the Company and its subsidiaries will be permitted to incur additional indebtedness in the future.

     The Company intends to raise additional capital through debt or equity financings beginning in the second quarter of 1999 to fund its continued growth. At this time, it is not possible to assess the type of financings the Company will pursue or the terms or availability of such financings. The inability to secure such financing on acceptable terms could have an adverse effect on the Company's business, operations, and financial position. In addition, it is possible that such financing will further increase the Company's leverage.

     The Company's ability to service, repay, or refinance its indebtedness and to fund planned capital expenditures and product development expenses will depend on its future performance. To a certain extent, the Company's performance will be subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond its control. The Company may not be able to generate sufficient cash flow from operations, or future borrowings may not be available under the 1998 Credit Facility in an amount sufficient to enable the Company to service or repay its indebtedness or to fund its other liquidity needs. In addition, the Company may not be able to refinance its indebtedness on commercially reasonable terms or at all if it desires to do so.

     The degree to which the Company is leveraged could have important consequences, including the following:

        - making it more difficult for the Company to raise additional funds to finance desired acquisitions;

        - increasing the Company's vulnerability to general adverse economic and industry conditions;

        - limiting the Company's ability to obtain other funds to finance future working capital, capital expenditures, product development, and other general corporate requirements;

        - limiting the Company's flexibility in planning for, or reacting to, changes in its business and the industry; and

        - placing the Company at a competitive disadvantage as compared to less leveraged competitors.

RESTRICTIVE DEBT COVENANTS

     The Company's 1998 Credit Facility and the agreement covering the Notes contain certain restrictive financial and operating covenants that limit the Company's discretion with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability of the Company to

        - incur additional indebtedness;

        - create liens or other encumbrances;

        - make certain payments and investments; and

        - purchase, sell, or otherwise dispose of assets and merge or consolidate with other entities.

     The 1998 Credit Facility requires the Company to meet certain financial ratios and tests. A failure to comply with the obligations contained in the 1998 Credit Facility or the agreement covering the Notes, if not cured or waived, could result in the acceleration of the related debt and the acceleration of debt under other instruments that contain cross-acceleration or cross-default provisions. If the Company were obligated to repay all or a significant portion of its indebtedness, the Company may not have sufficient cash to do so and may not be able to refinance such indebtedness. Other indebtedness that the Company may incur in the future may contain financial or other covenants more restrictive than those of the 1998 Credit Facility or the Notes.

POSSIBLE INABILITY TO FUND A CHANGE OF CONTROL OFFER

     Upon a change of control, the Company will be required to offer to repurchase all outstanding Notes at 101% of their principal amount plus accrued and unpaid interest to the date of repurchase. The Company may not have sufficient funds available at the time of any change of control to make any required repurchases of Notes tendered. In addition, restrictions in the 1998 Credit Facility may not allow the Company to make such required repurchases.

RISK OF INTERNATIONAL OPERATIONS

     International sales constituted approximately 15% of the Company's pro forma consolidated net sales during 1997 and approximately 12% of the Company's pro forma consolidated net sales during 1998. In addition, certain of the Company's products are manufactured in China. See Item 1, "Business -- Special Considerations -- Dependence on Third Parties for Manufacturing." The Company intends to expand its international sales through acquisitions and internal growth.

     The Company's international operations require it to maintain equipment and inventories abroad, manufacture and sell products internationally, and purchase raw materials and components from foreign suppliers. The Company also relies on its third-party manufacturers to provide personnel and facilities in

China. The Company's international operations expose it to certain economic and political risks, including the following:

     - compliance with local laws and regulatory requirements, as well as changes in such laws and requirements;

     - foreign currency rate fluctuations;

     - restrictions on the repatriation of funds;

     - overlap of tax issues;

     - the business and financial condition of the third-party manufacturers;

     - political and economic conditions abroad; and

     - the possibility of

        -- expropriation or nationalization of assets

        -- supply disruptions

        -- currency controls

        -- changes in tax laws, tariffs, and freight rates.

     These factors could disrupt or adversely affect the Company's relationships with its third-party manufacturers in China. Based on existing market conditions, the Company believes that it could establish alternative supply relationships if its supply sources in China were disrupted. However, because establishing these relationships involves numerous uncertainties relating to delivery requirements, price, payment terms, quality control, and other matters, the Company is unable to predict whether such relationships would be on terms satisfactory to the Company.

     The Company's relationships with its third-party manufacturers in China are also subject to risks associated with changes in U.S. legislation and regulations relating to imports, including quotas, duties, taxes, and other charges or restrictions on imports. Products that the Company imports from China currently receive preferential tariff treatment accorded goods from countries granted "most favored nation" status. Under the Trade Act of 1974, the President of the United States has the authority, upon making specified findings, to waive certain restrictions that would otherwise render China ineligible for most favored nation treatment. The President has waived these provisions each year since 1979. Most favored nation status was accordingly renewed in 1998 despite opposition by certain members of Congress. In the future, Congress may encourage the President to reconsider the renewal of most favored nation status for China. China may not continue to enjoy most favored nation status. Raw materials and finished products entering the United States from China without the benefit of most favored nation treatment would be subject to significantly higher duty rates.

DEPENDENCE ON KEY PERSONNEL

     The Company's success depends to a significant degree upon the skills of its current key employees and its ability to identify, hire, and retain additional sales, marketing, and financial personnel. The Company cannot provide assurance that it will be able to retain its existing key personnel or attract and retain additional key personnel. The loss of services of key personnel, particularly Sam Leopold (the Company's Chairman of the Board, President, and Chief Executive Officer), or the inability to attract and retain additional qualified personnel could have a material adverse effect upon the Company's business, financial condition, and operating results. The Company has an employment agreement with Mr. Leopold that extends through September 2001.

INTELLECTUAL PROPERTY

     The market for the Company's products depends to a significant extent upon the goodwill associated with its trademarks and trade names. Therefore, trademark protection is important to the Company's business.

Although most of the Company's trademarks and trade names are registered in the United States and in foreign countries, the Company may not be successful in asserting trademark or trade name protection for its trademarks and trade names in the United States or other markets, and the costs to the Company of such efforts may be substantial. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as the laws of the United States.

     While the Company currently holds certain patents, the Company does not consider any single patent to be material to the conduct of its business. The Company relies primarily on trade secret protection for its proprietary information. The Company faces risks associated with its intellectual property, including the following:

     - the Company's intellectual property rights may be challenged, invalidated, or circumvented;

     - the Company's intellectual property rights may not provide adequate protection;

     - the Company may not have sufficient resources to prosecute infringements of its intellectual property rights;

     - the Company may not be able to protect its intellectual property; and

     - third parties may assert intellectual property infringement claims against the Company.

See Item 1, "Business -- Intellectual Property."

COMPETITION

     The professional salon products industry is very competitive. The Company's products compete directly against professional salon and other similar products sold through distributors of professional salon products and professional salons. In addition, the Company's professional salon products compete indirectly against hair care, nail care, and skin and body care products as well as salon appliances and sundries sold through a variety of non-salon retail channels, including department stores, mall-based specialty stores and, to a lesser extent, mass merchants, drugstores, supermarkets, telemarketing programs, television "infomercials," and catalogs. Current and potential competitors include a number of companies that have substantially greater resources than the Company, including better brand-name recognition, broader product lines, and wider distribution channels.

     The professional salon products industry is characterized by a lack of significant barriers to entry with respect to the development and production of professional salon products, which may result in new competition, including possible imitators of one or more of the Company's recognized product lines. In addition, companies in the professional salon products industry commonly market products that are similar to products being successfully marketed by competitors.

     Increased competition and any reductions in competitors' prices that require the Company to implement price reductions in order to remain competitive could have a material adverse effect on the Company's business, financial condition, and operating results. See Item 1, "Business -- Competition."

GOVERNMENT REGULATION AND POTENTIAL CLAIMS

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

     The operations of the Company subject it to federal, state, and local governmental regulations related to the use, storage, discharge, and disposal of hazardous chemicals. The Company's failure to comply with current or future environmental regulations could result in the imposition of fines, suspension of production, or a cessation of operations. Compliance with such regulations could require the Company to acquire costly equipment or to incur other significant expenses. Any failure by the Company to control the use, or adequately restrict the discharge, of hazardous substances could subject it to future liabilities. The Company believes that it is in substantial compliance with applicable federal, state, and local rules and regulations governing the discharge of hazardous materials into the environment. The Company does not anticipate that it will make significant capital expenditures for environmental control matters in the near future.

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

CONTROL BY MANAGEMENT

     Sam Leopold (the Chairman of the Board, President, and Chief Executive Officer of the Company) beneficially owns approximately 25% of the outstanding shares of the Company's Common Stock. Consequently, Mr. Leopold has the ability to influence the election of all of the directors of the Company and thereby control the business, affairs, and management of the Company. In addition, Mr. Leopold has the ability to influence most matters requiring stockholder approval including significant corporate matters, such as amendments to the Company's Certificate of Incorporation and any merger, consolidation, or sale of all or substantially all of the assets of the Company. Such a high level of ownership may have the effect of delaying, deterring, or preventing a change in the control of the Company, even when such a change would be in the best interests of the other stockholders, and may adversely affect the voting and other rights of the other holders of the Company's Common Stock.

POSSIBLE VOLATILITY OF MARKET PRICE OF COMMON STOCK

     The market price of the Company's Common Stock has fluctuated significantly since the Company's initial public offering in November 1996. The period was marked by generally rising stock prices, extremely favorable industry conditions, and substantially improved operating results by the Company. These favorable conditions may not continue. The trading price of the Company's Common Stock in the future could be subject to a variety of factors, including

     - wide fluctuations in response to quarterly variations in operating results of the Company;

     - actual or anticipated announcements of new products by the Company or its competitors;

     - changes in analysts' estimates of the Company's financial performance;

     - general conditions in the markets in which the Company competes; and

     - worldwide economic and financial conditions.

     The stock market also has experienced extreme price and volume fluctuations that have particularly affected the market prices for many rapidly expanding companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations and other factors may adversely affect the market price of the Company's Common Stock. Any reduction in the trading price of the Company's Common Stock could adversely affect the Company's ability to raise capital in the public market and adversely affect the Company's ability to complete acquisitions. The market price of the Company's Common Stock may affect the willingness of the Company to use its Common Stock to acquire other companies and the willingness of potential acquired companies or their owners to accept the Company's

Common Stock. Declines in the market price of the Company's Common Stock may cause acquired companies to seek adjustments to purchase prices or other remedies to offset any decline in value.

SHARES ELIGIBLE FOR FUTURE SALE

     Sales of substantial amounts of Common Stock by stockholders of the Company, or even the potential for such sales, are likely to adversely affect the market price of the Common Stock and could impair the Company's ability to raise capital by selling equity securities. Of the 4,067,503 shares of Common Stock outstanding as of March 29, 1999, approximately 3,203,077 were freely tradeable without restriction or further registration under the securities laws. An aggregate of 864,426 shares held by certain officers and directors currently are available for sale. Shares held by these affiliates of the Company are subject to the resale limitations of Rule 144 described below.

     Generally, under Rule 144, an affiliate of the Company or any person who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from the Company may, every three months, sell in ordinary brokerage transactions or to market makers and amount of shares equal to the greater of 1% of the Company's then-outstanding Common Stock or the average weekly trading volume for the four weeks prior to the proposed sale of such shares.

     The Company also has authority to issue additional shares of Common Stock and shares of one or more series of preferred stock. The Company may issue shares of Common Stock or preferred stock for use as a portion of the consideration in future acquisitions. These shares may be registered under the Securities Act, in which case they generally will be freely tradeable upon their issuance.

RIGHTS TO ACQUIRE SHARES

     A total of 891,200 shares of Common Stock have been reserved for issuance upon exercise of options granted or which may be granted under the Company's stock option plans. Options to acquire 794,381 shares of Common Stock currently are outstanding, including options to purchase 785,381 shares granted under the Company's stock option plans. In addition, there are outstanding warrants to acquire 203,000 shares of Common Stock at an exercise price of $12.00 per share, warrants to acquire 150,000 shares of Common Stock at an exercise price of $10.18 per share, and warrants to acquire 10,000 shares of Common Stock at an exercise price of $11.38 per share, in each case subject to adjustment in accordance with the anti-dilution and other provisions set forth in the warrants. During the terms of such options and warrants, the holders will have the opportunity to profit from an increase in the market price of the Common Stock. The existence of such stock options and warrants may adversely affect the terms on which the Company can obtain additional financing, and the holders of such options and warrants can be expected to exercise or convert such options and warrants at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise of such options and warrants.

LACK OF DIVIDENDS

     The Company has never paid any cash dividends on its Common Stock and does not currently anticipate that it will pay dividends in the foreseeable future. Instead, the Company intends to apply its earnings to the expansion and development of its business.

CHANGE IN CONTROL PROVISIONS

     The Company's First Amended and Restated Certificate of Incorporation, Bylaws, and the Shareholder Rights Plan contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of the Company, even when these attempts may be in the best interests of stockholders.

     During February 1999, the Company adopted a Shareholder Rights Plan pursuant to which holders of shares of Common Stock are entitled to purchase one one-thousandth of a share of Series A Junior

Participating Preferred Stock at a purchase price of $70, subject to certain antidilution adjustments. The rights will expire 10 years after issuance and will be exercisable if (i) a person or group becomes the beneficial owner of 15% or more of the Company's Common Stock; (ii) persons currently holding 15% or more of the Common Stock acquire an additional 1% or more of the Common Stock; or (iii) a person or group commences a tender or exchange offer that would result in the offeror beneficially owning 15% or more of the Common Stock (a "Stock Acquisition Date"). If a Stock Acquisition Date occurs, each right, unless redeemed by the Company, entitles the holder to purchase an amount of Common Stock of the Company, or in certain circumstances a combination of securities and/or assets or the common stock of the acquiror, having a market value of twice the exercise price of the right. Rights held by the acquiring person will become void and will not be exercisable to purchase shares at the bargain purchase price.

     The rights have certain anti-takeover effects. The rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company's Board of Directors, except pursuant to an offer conditioned on a substantial number of rights being acquired. The rights should not interfere with any merger or other business combination approved by the Board of Directors since the rights may be redeemed by the Company at $.01 per right at any time before a Stock Acquisition Date.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with the impact the Year 2000 issue will have on the reporting and operating systems maintained by the Company, its customers and suppliers, and other service providers. Although the Company does not anticipate that the Year 2000 issue will have a significant impact on is business, any significant Year 2000 compliance problem of any of the Company, its customers, or its third-party contract manufacturers or suppliers could have a material adverse effect on the Company's business, financial condition, and operating results. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Compliance."

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements and information contained in this Report under the headings "Business," "Special Considerations," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning future, proposed, and anticipated activities of the Company; certain trends with respect to the Company's revenue, operating results, capital resources, and liquidity or with respect to the markets in which the Company competes or the beauty care industry in general; and other statements contained in this Report regarding matters that are not historical facts are forward-looking statements, as such term is defined in the applicable securities laws. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond the Company's control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include those discussed elsewhere under "Special Considerations."

ITEM 2.  PROPERTIES

     The Company leases its corporate headquarters and operations center located in a 66,000 square-foot facility in Scottsdale, Arizona. The facility includes approximately 43,000 square feet of executive and administrative offices; approximately 20,000 square feet utilized for warehousing; and approximately 3,000 square feet utilized for a test salon and a retail store. The Company believes the facility will be adequate for its needs for the foreseeable future. The Company also leases production, administrative, and warehouse space in Fair Lawn, New Jersey; Butler, Wisconsin; Corapolis, Pennsylvania; and the United Kingdom; as well as administrative space in Lebanon, Tennessee, and Costa Mesa, California.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is, and may in the future be, party to litigation arising in the ordinary course of its business. The Company does not consider any current claims to be material to its business, financial condition, or operating results. The Company's insurance coverage may not be adequate to cover all liabilities occurring out of any claims that may be instituted in the future, and insurance may not cover some future claims. A lack of insurance coverage may have an adverse effect on the Company's business, financial condition, or operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "STYL" since its initial public offering on November 21, 1996 at $10.00 per share. The following table sets forth the high and low sale prices of the Common Stock for the calendar quarters indicated as reported on the Nasdaq National Market.

                                                              HIGH    LOW
                                                              ----    ---
1996
Fourth quarter (since November 21, 1996)....................  $10 5/8 $ 9 1/4
1997
First quarter...............................................  $12 1/4 $10
Second quarter..............................................  $11 1/2 $ 9
Third quarter...............................................  $16     $11 3/8
Fourth quarter..............................................  $17 1/2 $14 3/4
1998
First quarter...............................................  $24 1/8 $15 3/4
Second quarter..............................................  $26 5/8 $22
Third quarter...............................................  $23 3/8 $10 7/8
Fourth quarter..............................................  $18 7/8 $ 8 3/8
1999
First quarter (through March 29, 1999)......................  $14 3/4 $ 9 5/8

     On March 29, 1999, the closing sale price of the Company's Common Stock was $13 per share. On March 29, 1999, there were approximately 14 holders of record and approximately 1,142 beneficial owners of the Company's Common Stock.

     The Company has never paid any cash dividends on its Common Stock. The Company currently plans to retain earnings to finance the growth of the Company's business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on the financial condition, results of operations, and capital requirements of the Company as well as other factors deemed relevant by the Board of Directors. The Company's credit facility and its agreement covering the Notes contain restrictions on the Company's ability to pay cash dividends, and future borrowing may contain similar restrictions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" contained in Item 7 of this Report.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data as of and for the fiscal years ended December 31, 1998 and 1997 and as of December 31, 1996 and the period from November 27, 1996 to December 31, 1996 is derived from the consolidated financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants. The selected historical financial data for Gena and Body Drench for each of the three years in the periods ended February 29, 1996 and December 31, 1995, respectively, was derived from their financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected historical financial data for JDS for the three years in the period ended September 30, 1996 was derived from its financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected historical financial data for KII for the year ended December 31, 1995 was derived from its financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. In addition, the selected historical financial data for Gena, Body Drench, JDS, and KII for the periods March 1, 1996 to November 26, 1996; January 1, 1996 to November 26, 1996; October 1, 1996 to November 26, 1996; and January 1, 1996 to November 26, 1996, respectively, was derived from the financial statements of each of the Initial Businesses, which have been audited by Arthur Andersen LLP, independent public accountants. The historical financial information for earlier periods for Gena, Body Drench, JDS, and KII not specifically referenced above was derived from each of the Initial Businesses unaudited financial statements. The selected financial data provided below should be read in conjunction with
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere in this Report.

SELECTED HISTORICAL FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     NOVEMBER 27,       YEAR           YEAR
                                                       1996 TO         ENDED          ENDED
                                                     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                         1996           1997           1998
                                                     ------------   ------------   ------------
STATEMENT OF OPERATIONS DATA -- STYLING TECHNOLOGY
  CORPORATION:
  Net sales........................................     $1,083        $38,108        $ 90,373
  Gross profit.....................................        512         21,352          51,151
  Selling, general, and administrative expenses....        737         12,201          33,137
  Income (loss) from operations....................       (225)         9,151          18,014
  Income (loss) before extraordinary item..........       (151)         4,207           5,173
  Extraordinary item, net of tax benefit...........         --         (1,377)         (1,091)
  Income (loss) after extraordinary item...........       (151)         2,830           4,082
  Basic earnings (loss) per share:
     Income (loss) before extraordinary item.......     $(0.04)       $  1.07        $   1.28
     Extraordinary item, net.......................         --          (0.35)          (0.27)
     Net income (loss).............................      (0.04)          0.72            1.01
  Diluted earnings (loss) per share:
     Income (loss) before extraordinary item.......      (0.04)          1.02            1.20
     Extraordinary item, net.......................         --          (0.33)          (0.25)
     Net income (loss).............................      (0.04)          0.69            0.95
BALANCE SHEET DATA:
  Working capital..................................     $4,459        $14,048        $ 37,712
  Total assets.....................................     32,234         92,489         219,198
  Long-term debt and other, less current portion...      2,316         47,377         140,366
  Total stockholders' equity.......................     25,319         28,568          33,813

STATEMENT OF OPERATIONS DATA -- INITIAL BUSINESSES

                                                                                    FOR THE PERIOD
                                                                                    MARCH 1, 1996
                                                  YEARS ENDED FEBRUARY 28,                TO
                                            ------------------------------------     NOVEMBER 26,
                                             1993      1994      1995      1996          1996
                                            ------    ------    ------    ------    --------------
STATEMENT OF OPERATIONS DATA -- GENA
  Net sales...............................  $6,537    $6,426    $7,524    $8,384        $6,708
  Gross profit............................   2,868     3,146     3,360     3,565         2,807
  Selling, general, and administrative
     expenses.............................   2,570     2,744     2,964     3,033         1,984
  Income from operations..................     298       402       396       532           823
  Net income..............................     204       278       232       317           529

                                                                                   FOR THE PERIOD
                                                                                   JANUARY 1, 1996
                                                YEARS ENDED DECEMBER 31,                 TO
                                         --------------------------------------     NOVEMBER 26,
                                          1992      1993      1994       1995           1996
                                         ------    ------    -------    -------    ---------------
STATEMENT OF OPERATIONS DATA -- BODY
  DRENCH
  Net sales............................  $6,234    $6,653    $11,138    $11,871        $9,642
  Gross profit.........................   2,667     2,614      4,796      5,444         3,776
  Selling, general, and administrative
     expenses..........................   2,285     2,055      4,076      4,883         4,005
  Income (loss) from operations........     382       559        720        561          (229)
  Net income (loss)....................     382       328        446        294          (137)

                                                                                   FOR THE PERIOD
                                                                                   OCTOBER 1, 1996
                                                   YEARS ENDED SEPTEMBER 30,             TO
                                               ---------------------------------    NOVEMBER 26,
                                                1993     1994     1995     1996         1996
                                               ------   ------   ------   ------   ---------------
STATEMENT OF OPERATIONS DATA -- JDS
  Net sales..................................  $3,799   $3,578   $3,368   $3,114       $  613
  Gross profit...............................   2,054    1,926    1,817    1,707          338
  Selling, general, and administrative
     expenses................................   2,092    1,982    1,844    1,615          258
  Income (loss) from operations..............     (38)     (56)     (27)      92           80
  Net income (loss)..........................     (29)     (16)       9       69           45

                                                                                   FOR THE PERIOD
                                                                                   JANUARY 1, 1996
                                                   YEARS ENDED DECEMBER 31,              TO
                                               --------------------------------     NOVEMBER 26,
                                               1992    1993     1994      1995          1996
                                               ----    ----    ------    ------    ---------------
STATEMENT OF OPERATIONS DATA -- KII
  Net sales..................................  --      $102    $1,999    $1,558        $1,248
  Gross profit...............................  --        60     1,014       846           663
  Selling, general, and administrative
     expenses................................  --        87     1,040       891           591
  Income (loss) from operations..............  --       (27)      (26)      (45)           72
  Net income (loss)..........................  --       (32)     (104)     (135)           (2)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company develops, produces, and markets a wide array of professional salon products. The Company offers a diversified line of well-established, brand-name professional salon products across all salon product categories, including hair care, nail care, and skin and body care products, as well as salon appliances and sundries. The Company sells its products primarily to professional salon industry distribution channels, beauty salon outlets, and salon chains, and, to a lesser extent, to spas, resorts, and health and country clubs throughout the United States as well as in other parts of North America, Latin America, Europe, and Asia.

     The Company was founded in June 1995 and has grown its business, expanded its product offerings, and strengthened its distribution channels principally through acquisitions. The Company acquired four professional salon product businesses in November 1996, simultaneously with the Company's initial public offering. Prior to that date, the Company had conducted no operations. The four professional salon product businesses acquired by the Company were (i) Gena, a producer and marketer of professional natural nail care products, pedicure products, skin care products, including paraffin therapy products and, to a lesser extent, hair care products; (ii) Body Drench, a producer and marketer of high-end professional tanning, moisturizing, and personal care products; (iii) JDS, a producer and marketer of acrylic and fiberglass nail enhancement products; and (iv) KII, a marketer of high-end salon appliances (such as curling irons and blow dryers) and salon wear (such as capes and aprons). Gena, Body Drench, JDS, and KII collectively are referred to as the "Initial Businesses."

     During 1997, the Company further expanded its product offerings by acquiring three professional salon product businesses to complement the Company's existing operations. In March 1997, the Company acquired the "Utopia" line of indoor tanning products now sold under the "Suntopia" brand name from Creative Laboratories, Inc. In June 1997, the Company purchased ABBA, which produces a proprietary line of aromatherapy-based professional hair care products. In December 1997, the Company acquired the Clean + Easy and One Touch product lines of Inverness, consisting of salon and retail hair removal apparatus and products marketed under the "Clean + Easy" and "One Touch" brand names. In May 1998, the Company acquired substantially all of the assets and assumed certain operating liabilities of Pro Finish, a producer of name-brand professional nail enhancement and nail care products. In June 1998, the Company acquired European Touch and European Touch II (together the "European Touch Companies"). European Touch is a developer, producer, and marketer of professional nail enhancement and treatment products and European Touch II is a developer, producer, and marketer of salon pedicure equipment. In August 1998, the Company acquired Framesi USA. Framesi USA holds exclusive license rights for the sale in the United States and most of Latin America of Framesi hair color products along with its complementary Biogenol line of shampoos, conditioners, and styling products. Through these strategic transactions, the Company has acquired an extensive network of strong distribution relationships, experienced sales forces, established marketing and salon industry education programs, significant production and sourcing capabilities, and experienced management personnel with extensive relationships in the professional salon products industry.

     The combined purchase price of the acquisitions in 1997 and 1998 were approximately $45.0 million and $63.0 million, respectively. On a pro forma basis, total revenue of the Company would have been approximately $111.0 million and $115.6 million in 1997 and 1998, respectively, assuming the acquisitions described above had taken place on January 1, 1997.

     The following discussion has been divided into ten sections. The first section presents the results of operations of the Company for the year ended December 31, 1998; the second section presents the results of operations of the Company for the year ended December 31, 1997; the next section presents the results of operations of the Company for the period November 27, 1996 to December 31, 1996; the next four sections contain a discussion of the historical results of operations for each of the four Initial Businesses, and the last three sections contain discussions of the Company's seasonality and quarterly results, liquidity and capital resources, and its Year 2000 compliance. The information presented for the four Initial Businesses is based on each company's historical fiscal year end and the period from the most recently completed fiscal year to November 26, 1996 (the closing date of the acquisitions of the Initial Businesses).

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

RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 1998

  Net Sales

     Net sales for the year ended December 31, 1998 amounted to $90.4 million compared with net sales of $38.1 million for the year ended December 31, 1997. The $52.3 million, or 137%, increase in net sales was due primarily to the addition of the operating results of the brands acquired during 1998, which included the results of Pro Finish from May 1, 1998 to December 31, 1998; the European Touch Companies from June 1, 1998 to December 31, 1998; and Framesi USA from August 1, 1998 to December 31, 1998. The increase in sales also was due to growth in the Company's existing brands, particularly the ABBA hair care brand, which introduced new packaging during the third quarter of 1998.

  Cost of Sales

     Cost of sales amounted to $39.2 million, or 43.4% of net sales, for the year ended December 31, 1998, down slightly on a percentage basis from cost of sales of $16.8 million, or 44.0% of net sales, during the year ended December 31, 1997.

  Gross Profit

     As a result of the foregoing, the Company realized gross profit of $51.2 million, or 56.6% of net sales, for the year ended December 31, 1998, marking a slight improvement over gross profit of $21.4 million, or 56.0% of net sales, for the year ended December 31, 1997.

  Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses were $32.7 million, or 36.2% of net sales, for the year ended December 31, 1998, before recording centralization and reengineering costs of approximately $422,000. Selling, general, and administrative expenses including the centralization and reengineering costs amounted to $33.1 million, or 36.7% of net sales, for the year ended December 31, 1998 compared with $12.2 million, or 32.0% of net sales, for the year ended December 31, 1997. The increase in selling, general, and administrative expenses resulted in part from the acquisitions completed during 1998 having, on average, a higher percentage of selling, general, and administrative expenses than the Company's existing business. The increase also is attributable to the resulting increases in the amortization of goodwill of the businesses acquired during 1998. In addition, expenses during 1998 included planned increases in sales and marketing costs in the fourth quarter in preparation for new products and distribution for 1999.

     On November 5, 1998, the Company announced it would centralize its operations in Scottsdale, Arizona and outsource segments of its production and warehousing functions. These initiatives are part of the further integration and consolidation of the Company's acquired businesses with the goal of obtaining additional operating efficiencies and positioning the Company for continued internal growth and future acquisitions. The Company also announced it would take advantage of new capabilities in computer technologies by combining the reengineering of its business processes with an Enterprise Resource Planning information technology transformation, which it expects will drive operating efficiencies and improved customer service.

     These initiatives took place during the fourth quarter of 1998 and will continue during the first and second quarters of 1999. In connection with the centralization and business process reengineering activities, the

Company anticipates approximately $1.5 million (before income taxes) in non-recurring reengineering costs, which will be reflected in the Company's income statement as incurred. Over the same period, the Company will invest approximately $3.0 million in capital expenditures related to its information technology transformation. The costs of reengineering and information technology will be accounted for under recently issued accounting pronouncements, Emerging Issues Task Force Issue No. 97-13, "Accounting for Costs Incurred In Connection With a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation," Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Statement of Position 95-3, "Recognition of Liabilities In Connection with a Purchase Business Combination."

  Extraordinary Item

     In June 1998, the Company issued $100 million of 10 7/8% Senior Subordinated Notes due 2008 in an offering exempt from registration under the Securities Act. A portion of the proceeds from the offering was used to repay the Company's $75.0 million credit facility ("December 1997 Credit Facility"). The Company reported an extraordinary, non-cash charge during the quarter ended June 30, 1998 of approximately $1.1 million, net of taxes, or $(0.25) per diluted share, related to unamortized financing costs associated with the December 1997 Credit Facility.

  Net Income

     The Company earned net income of $5.2 million, or $1.20 per diluted share, for the year ended December 31, 1998 before the extraordinary item discussed above. After the extraordinary item, net income for the year ended December 31, 1998 was $4.1 million, or $0.95 per diluted share. Net income for the year ended December 31, 1997 was $4.2 million, or $1.02 per diluted share, before the extraordinary item discussed below. After the extraordinary item, net income for the year ended December 31, 1997 was $2.8 million, or $0.69 per diluted share.

  Income from Operations and Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)

     Income from operations was $18.0 million for the year ended December 31, 1998, an increase of $8.8 million, or 96.9%, over income from operations of $9.2 million for the year ended December 31, 1997. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") was $23.1 million for the year ended December 31, 1998, an increase of $12.1 million, or 110.5%, over EBITDA of $11.0 million for the year ended December 31, 1997. EBITDA is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of operating performance or to net cash provided by operating activities as a measure of liquidity. The Company believes EBITDA is a measure commonly reported and widely used by analysts, investors, and other interested parties who monitor business performance. Accordingly, the Company has disclosed this information to permit a more complete comparative analysis of its operating performance.

RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 1997

  Net Sales

     Net sales amounted to $38.1 million for the year ended December 31, 1997 compared to combined net sales for the Initial Businesses of $23.0 million for the year ended December 31, 1996. The $15.1 million, or 65.7%, increase in net sales was partly the result of increased sales of the Company's Body Drench and Gena product lines as compared to the sales achieved by the individual Initial Businesses in the same period during 1996. In addition, net sales for the year ended December 31, 1997 include the operating results of ABBA from June 26, 1997 to December 31, 1997 and the operating results of Clean + Easy/One Touch from December 1, 1997 to December 31, 1997.

  Cost of Sales

     Cost of sales amounted to $16.8 million, or 44.0% of net sales, for the year ended December 31, 1997. Cost of sales as a percentage of net sales substantially decreased from the 52.7% reported for the period from November 27, 1996 to December 31, 1996, a percentage which was consistent with the combined cost of sales as a percentage of net sales incurred by the Initial Businesses prior to their acquisition by the Company.

  Gross Profit

     As a result of the foregoing, the Company realized gross profit for the year ended December 31, 1997, of $21.4 million, or 56.0% of net sales. This improvement in gross margin percentage over that reported by the individual Initial Businesses prior to their acquisition is attributable primarily to the negotiation of reduced product costs in December 1996 with the primary supplier of the Company's Body Drench product line and the consolidation of warehousing and production functions of the Gena and Alpha 9/Omni product lines at the Company's old facility in Duncanville, Texas. The Company also achieved substantial reductions in cost of goods through negotiation with third party suppliers at ABBA and Clean + Easy/One Touch.

  Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses were $12.2 million, or 32.0% of net sales, for the year ended December 31, 1997, which represents a significant improvement over such expenses incurred by the individual Initial Businesses and other acquired companies prior to their acquisition by the Company. This improvement in selling, general, and administrative expenses as a percentage of net sales is primarily attributable to the elimination of duplicative management and other personnel, duplicative selling and distribution costs, the consolidation of certain accounting, human resources, and other administrative functions of the Initial Businesses and the acquired companies. This improvement, however, is partially offset by non-cash goodwill amortization resulting from acquisitions and increased costs of operating as a public company.

  Extraordinary Item

     In connection with the December 1997 acquisition of the Clean + Easy and One Touch product lines discussed above, the Company entered into the December 1997 Credit Facility, as discussed under "Liquidity and Capital Resources" below. The December 1997 Credit Facility replaced the previous credit facility negotiated in connection with the June 1997 acquisition of ABBA ("June 1997 Credit Facility"). The Company reported an extraordinary, non-cash charge of approximately $1.4 million, net of income taxes, or $0.33 per diluted share, related to the write-off of unamortized financing costs associated with its June 1997 Credit Facility.

  Net Income

     The Company earned net income of $4.2 million, or $1.02 per diluted share, for the year ended December 31, 1997 before the extraordinary item discussed above. After the extraordinary item, net income for the year ended December 31, 1997 was $2.8 million, or $0.69 per diluted share. These results mark significant improvement over the operating results of the Initial Businesses prior to their acquisition. The Company attributes the improvement in net income during the year ended December 31, 1997 primarily to the successful implementation of a key component of its business strategy, the enhancement of operating efficiencies of the Initial Businesses, and subsequent acquisitions. Prior year financial information for the Initial Businesses presented and discussed herein excludes the operating results of ABBA and the Clean + Easy , One Touch, and Suntopia product lines, which were acquired during 1997.

  Income from Operations and Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)

     Income from operations was $9.2 million for the year ended December 31, 1997. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") was $11.0 million for the year ended December 31, 1997.

PERIOD FROM NOVEMBER 27, 1996 TO DECEMBER 31, 1996

  Net Sales

     Net sales amounted to $1.1 million for the period from November 27, 1996 to December 31, 1996. The level of sales during this period is not indicative of anticipated future sales levels or historical sales of the Initial Businesses, as the Company's primary focus during this period was the consolidation of the four Initial Businesses, which impacted selling efforts at each of the Company's divisions that existed at that time.

  Cost of Sales

     Cost of sales was $600,000 for the period from November 27, 1996 to December 31, 1996. Cost of sales was 52.7% of net sales for this period, which is consistent with the combined cost of sales as a percentage of net sales incurred by the Initial Businesses, prior to their acquisition.

  Gross Profit

     As a result of the foregoing, gross profit amounted to $500,000 for the period from November 27, 1996 to December 31, 1996.

  Selling, General, and Administrative Expenses

     Selling, general and administrative expenses were $700,000 for the period from November 27, 1996 to December 31, 1996, which is generally consistent with the level of selling, general, and administrative expenses incurred by the Initial Businesses on a combined basis, prior to their acquisition. During this period, the Company was focused primarily on the process of integrating the operations of the Initial Businesses.

  Net Loss

     Net loss for the Company was $200,000 for the period from November 27, 1996 to December 31, 1996.

RESULTS OF OPERATIONS -- GENA

PERIOD FROM MARCH 1, 1996 TO NOVEMBER 26, 1996

  Net Sales

     Net sales amounted to $6.7 million for the period from March 1, 1996 to November 26, 1996. Annualized net sales for this period were approximately $8.9 million, which represents an increase of 6.6% as compared with $8.4 million recorded in the fiscal year ended February 29, 1996. The increase in net sales was primarily attributable to an increase in sales related to Gena's paraffin spa product line.

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

  Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses were $2.0 million for the period from March 1, 1996 to November 26, 1996. Selling, general, and administrative expenses, as a percentage of net sales, decreased to 29.6% as compared with 36.2% for the 12 months ended February 29, 1996. The decrease in selling, general, and administrative expenses was primarily attributable to reduced shareholder compensation for the period March 1, 1996 to November 26, 1996 in connection with the sale of Gena to the Company.

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

TWELVE MONTHS ENDED FEBRUARY 28, 1995

  Net Sales

     Net sales increased 17.1% to $7.5 million in the 12 months ended February 28, 1995 from $6.4 million in the 12 months ended February 28, 1994. The increase was primarily a result of increased sales of Gena's paraffin spa product line, which had been introduced in February 1993, and the February 1994 acquisition of Design Classic, a manufacturer of fiberglass nail products. Gena also acquired the MRX product line, an all-purpose antiseptic and hydrating lotion, in September 1994 and began to ship substantial quantities in fiscal 1995. Total sales related to the Design Classic and MRX product lines were approximately $1.0 million in 1995.

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

RESULTS OF OPERATIONS -- BODY DRENCH

PERIOD FROM JANUARY 1, 1996 TO NOVEMBER 26, 1996

  Net Sales

     Net sales amounted to $9.6 million for the period from January 1, 1996 to November 26, 1996. Annualized net sales for the period were $10.5 million, which decreased 11.3% as compared with the net sales of $11.9 million recorded in fiscal year ended December 31, 1995. The decrease in net sales was attributable to difficulty in obtaining inventory from third party manufacturers, due to cash flow difficulties experienced by Body Drench's parent company. Such difficulties caused Body Drench to be unable to fulfill certain sales orders due to its inability to deliver products to customers in time for the Spring 1996 tanning season. In addition, sales of the Contemporary product line, which was introduced in October 1994, declined during 1996, but was partially offset by the increased sales of its new tanning product releases: Tan FX, Tan EX, and increased sales of the Company's line of moisturizing lotion products.

  Cost of Sales

     Cost of sales amounted to $5.9 million for the period January 1, 1996 to November 26, 1996. Cost of sales as a percentage of net sales increased to 60.8% for the period January 1, 1996 to November 26, 1996 as compared with 54.1% for the 12 months ended December 31, 1995. The increase in cost of sales was primarily attributable to a reduction in selling prices for certain products, as well as increased cash discounts for certain customers in an effort to maximize cash collections, related to the cash flow difficulties experienced by Body Drench's parent company.

  Gross Profit

     As a result of the foregoing, gross profit amounted to $3.8 million for the period from January 1, 1996 to November 26, 1996.

  Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses were $4.0 million for the period from January 1, 1996 to November 26, 1996. Selling, general, and administrative expenses, as a percentage of net sales, remained relatively unchanged at 41.5% for the period January 1, 1996 to November 26, 1996 as compared with 41.1% for the 12 months ended December 31, 1995.

  Net Loss

     As a result of the foregoing, Body Drench incurred a net loss amounting to $137,000 for the period from January 1, 1996 to November 26, 1996.

TWELVE MONTHS ENDED DECEMBER 31, 1995

  Net Sales

     Net Sales in 1995 increased 6.6% to $11.9 million compared with $11.1 million in 1994. The increase in net sales was due to the release of the new Contemporary product line introduced in October 1994. During 1995, Body Drench realized a full year of Contemporary sales as compared to only a partial year in 1994. The increase in net sales was also impacted by the release of the Tan FX and Tan EX products, and the Contemporary products introduced in the fourth quarter of 1994.

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

  Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses increased 19.8% to $4.9 million in 1995 compared with $4.1 million in 1994. The increase was attributable to the continued increase of shipping costs in proportion to sales levels due to the growing number of backorders from the Contemporary product line. Backorders resulted primarily from Body Drench's inability to produce sufficient product to meet customer orders due to cash flow shortages at DBN and Body Drench. Additionally, advertising expense increased by approximately 1.0% of net sales as a result of the heavy promotional efforts in various magazines, catalogs and brochures with the release of the new Contemporary product line. Body Drench also incurred higher personnel costs through the addition of several marketing and sales professionals.

  Net Income

     Net income decreased 34.1% to $300,000 in the 12 months ended December 31, 1995 compared with $400,000 in the 12 months ended December 31, 1994.

TWELVE MONTHS ENDED DECEMBER 31, 1994

  Net Sales

     Net sales increased 67.4% to $11.1 million in the 12 months ended December 31, 1994 compared with $6.7 million in the 12 months ended December 31, 1993. The increase in net sales was attributable to management's decision to expand the distribution network to include several beauty supply distributors. This expansion of distribution channels included establishing a dedicated sales force to promote Body Drench's products to the tanning and beauty industry. In addition, Body Drench introduced the Contemporary product line in October 1994.

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

  Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses increased 98.3% to $4.1 million in 1994 compared with $2.1 million in 1993. The increase in selling, general, and administrative expenses related to additional sales and administrative positions to support the corresponding increase in sales. In addition, Body Drench incurred significant upfront costs of promotional literature, including new catalogs, brochures and price sheets, related to the introduction of the Contemporary product line introduced in October 1994. Body Drench also incurred a higher level of freight charges in proportion to sales levels due to significant number of backorders, resulting from inventory shortages, which caused additional shipment costs to customers.

  Net Income

     Net income increased 36.0% to $400,000 in 1994 compared with $300,000 in 1993.

RESULTS OF OPERATIONS -- JDS

PERIOD FROM OCTOBER 1, 1996 TO NOVEMBER 26, 1996

  Net Sales

     Net sales amounted to $600,000 for the period from October 1, 1996 to November 26, 1996.

  Cost of Sales

     Cost of sales amounted to $300,000 for the period from October 1, 1996 to November 26, 1996. Cost of sales, as a percentage of net sales, remained relatively constant at 44.9% for the period October 1, 1996 to November 26, 1996 as compared with 45.2% for the 12 months ended September 30, 1996.

  Gross Profit

     As a result of the foregoing, gross profit amounted to $300,000 for the period from October 1, 1996 to November 26, 1996.

  Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses were $300,000 for the period from October 1, 1996 to November 26, 1996. Selling, general, and administrative expenses, as a percentage of net sales, decreased to 42.0% as compared with 51.8% for the 12 months ended September 30, 1996. The decrease in selling, general, and administrative expenses as a percentage of net sales was primarily attributable to reduced shareholders' compensation for the period October 1, 1996 to November 26, 1996, in connection with the sale of JDS to the Company.

  Net Income

     As a result of the foregoing, net income for the Company was approximately $45,000 for the period October 1, 1996 to November 26, 1996.

TWELVE MONTHS ENDED SEPTEMBER 30, 1996

  Net Sales

     Net sales decreased 7.5% to $3.1 million in the 12 months ended September 30, 1996 compared with $3.4 million in the 12 months ended September 30, 1995. The decrease was caused primarily by a decline in its customer base as a result of the acquisition of several of JDS' customers by a large beauty supply company that is not a customer of JDS.

  Cost of Sales

     Cost of sales, as a percentage of net sales, for the 12 months ended September 30, 1996 decreased to 45.2%, as compared with 46.0% in the 12 months ended September 30, 1995. The decrease as a percentage of net sales is related primarily to the negotiation of more favorable pricing on its materials costs with certain of its vendors.

  Gross Profit

     As a result of the foregoing, gross profit decreased 6.1% to $1.7 million in the 12 months ended September 30, 1996 compared with $1.8 million in the 12 months ended September 30, 1995.

  Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses decreased 12.4% to $1.6 million in the 12 months ended September 30, 1996 compared with $1.8 million in the 12 months ended September 30, 1995. The decrease resulted primarily from the elimination of warehouse personnel, as a result of JDS' efforts to reduce overhead costs.

  Net Income

     As a result of the foregoing, net income was approximately $69,000 in the 12 months ended September 30, 1996 as compared with approximately $9,000 in the 12 months ended September 30, 1995.

TWELVE MONTHS ENDED SEPTEMBER 30, 1995

  Net Sales

     Net sales decreased 5.9% to $3.4 million for the 12 months ended September 30, 1995, compared with $3.6 million for the 12 months ended September 30, 1994. The decrease was primarily a result of increased competition from several new products in the market that impacted JDS' market share.

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

  Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses decreased 7.0% to $1.8 million for the 12 months ended September 30, 1995, compared with $2.0 million for the 12 months ended September 30, 1994. The decrease was primarily a result of a decrease in promotional costs, as no new products were introduced during 1995, and a decrease in management salaries resulting from an effort to reduce overhead costs.

  Net Income

     Net income was $8,574 in the 12 months ended September 30, 1995 compared with a net loss of $16,494 in the 12 months ended September 30, 1994.

RESULTS OF OPERATIONS -- KII

PERIOD FROM JANUARY 1, 1996 TO NOVEMBER 26, 1996

  Net Sales

     Net sales amounted to $1.2 million for the period from January 1, 1996 to November 26, 1996. Annualized net sales for this period were $1.4 million, which represents a decrease of 12.6% as compared with $1.6 million of net sales recorded in the fiscal year ended December 31, 1995. The decrease in net sales was primarily attributable to a reduction in the customer base and decreased promotional efforts.

  Cost of Sales

     Cost of sales amounted to $600,000 for the period from January 1, 1996 to November 26, 1996. Cost of sales, as a percentage of net sales, remained relatively unchanged at 46.9% for the period from January 1, 1996 to November 26, 1996 as compared with 45.7% for the 12 months ended December 31, 1995.

  Gross Profit

     As a result of the foregoing, gross profit amounted to $600,000 for the period from January 1, 1996 to November 26, 1996.

  Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses were $600,000 for the period from January 1, 1996 to November 26, 1996. Selling, general, and administrative expenses, as a percentage of net sales, decreased to 47.3% for the period from January 1, 1996 to November 26, 1996, as compared with 57.2% for the 12 months ended December 31, 1995. The decrease in selling, general, and administrative expenses as a percentage of net sales was primarily attributable to a reduction in commission expenses related to the decrease in sales as well as lower promotional costs.

  Net Loss

     As a result of the foregoing, net loss for the KII was approximately $2,000 for the period from January 1, 1996 to November 26, 1996.

TWELVE MONTHS ENDED DECEMBER 31, 1995 COMPARED WITH TWELVE MONTHS ENDED DECEMBER 31, 1994

  Net Sales

     Net sales in the 12 months ended December 31, 1995 decreased 22.1% to $1.6 million as compared with $2.0 million in the 12 months ended December 31, 1994. As part of its overall strategy, KII acquired a division of Redken in December 1993. During 1994, Redken reduced its customer base by 17 distributors, which had a direct impact on sales for KII.

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

  Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses decreased 14.3% to $900,000 in the 12 months ended December 31, 1995 compared with $1.0 million in the 12 months ended December 31, 1994. The decrease in selling, general, and administrative expenses was attributable to a decrease in salaries and commissions through the elimination of several sales positions.

  Net Loss

     Net loss increased to approximately $135,000 in the 12 months ended December 31, 1995 from approximately $72,000 in the 12 months ended December 31, 1994.

SEASONALITY AND QUARTERLY FINANCIAL RESULTS

     The following table sets forth certain unaudited quarterly results of operations for each of the eight quarters in the fiscal years ended December 31, 1997 and 1998. All quarterly information was obtained from unaudited financial statements not otherwise contained herein. The Company believes that all necessary adjustments have been made to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Report. The operating results for any quarter are not necessarily indicative of the results for any future period (in thousands, except per share data).

                                                                     FISCAL 1997
                                       -----------------------------------------------------------------------
                                         MARCH 31,        JUNE 30,        SEPTEMBER 30,        DECEMBER 31,
                                            1997            1997               1997                1997
                                       --------------   -------------   ------------------   -----------------
Net sales............................     $ 7,479          $ 7,437           $10,669              $12,523
Gross profit.........................       4,245            4,191             5,802                7,114
Selling, general and
  administrative.....................      (2,398)          (2,333)           (3,574)              (3,896)
Income from operations...............       1,847            1,858             2,228                3,218
Income before extraordinary item.....       1,054            1,031               828                1,294
Extraordinary item, net..............          --               --                --               (1,377)
Net income (loss)....................       1,054            1,031               828                  (83)
Diluted EPS before extraordinary
  item...............................     $  0.26          $  0.25           $  0.20              $  0.31
Diluted DPS after extraordinary
  item...............................        0.26             0.25              0.20                (0.02)

                                                                     FISCAL 1998
                                       -----------------------------------------------------------------------
                                         MARCH 31,        JUNE 30,        SEPTEMBER 30,        DECEMBER 31,
                                            1998            1998               1998                1998
                                       --------------   -------------   ------------------   -----------------
Net sales............................     $16,225          $19,074           $26,539              $28,535
Gross profit.........................       9,183           10,624            15,001               16,343
Selling, general and
  administrative.....................       5,395            6,514             9,689               11,117
Centralization and reengineering
  costs..............................          --               --                --                  422
Income from operations...............       3,788            4,110             5,312                4,804
Income before extraordinary item.....       1,439            1,565             1,243                  926
Extraordinary item, net..............          --            1,091                --                   --
Net income...........................       1,439              474             1,243                  926
Diluted EPS before extraordinary
  item...............................     $  0.34          $  0.36           $  0.29              $  0.23
Diluted EPS after extraordinary
  item...............................        0.34             0.11              0.29                 0.23

     The Company has experienced moderate seasonality in quarterly operating results due mainly to the effect of the seasonality of the indoor tanning season on the operating results of the Body Drench and Suntopia product lines. The Company expects the seasonal effect of Body Drench and Suntopia sales to diminish in the future due to the substantial acquisition and internal growth of non-tanning brands, which are less affected by seasonality.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital position increased to $37.7 million at December 31, 1998 from $14.0 million at December 31, 1997. The increase of $23.7 million is primarily due to increases in accounts receivable and inventory as a result of the completion of the acquisitions during 1998, the issuance of the Notes, and the Company's results of operations for the year ended December 31, 1998. The Company's working capital position at December 31, 1997 was primarily the result of the completion of the acquisitions completed during 1997 and the Company's results of operations for the year ended December 31, 1997.

     During the year ended December 31, 1998, the Company used $6.8 million of cash in operating activities, which was primarily the result of the increased investment in accounts receivable and inventory of $10.5 million and $8.4 million, respectively, offset by the increase in accounts payable and accrued liabilities of $1.8 million. The increased investment in accounts receivable and inventories at December 31, 1998 is primarily related to increased revenue and inventories as a result of the acquisitions, and sales growth in the existing businesses during the fiscal year ended December 31, 1998. The increases in accounts payable and accrued liabilities during the period relates primarily to the liabilities assumed in the acquisitions, as well as internal growth of the Company's business.

     Capital expenditures for the year ended December 31, 1998 totaled approximately $2.0 million, primarily related to computer hardware and software costs in connection with Company's new centralized management and information systems.

     Effective June 26, 1997, the Company acquired all of the issued and outstanding capital stock of ABBA, a producer of a proprietary line of aromatherapy-based professional hair care products. The Company paid a purchase price of $20.0 million for the stock of ABBA. This transaction was accounted for using the purchase method of accounting.

     In connection with the acquisition of ABBA, the Company entered into the June 1997 Credit Facility. The Company repaid the June 1997 Credit Facility with the proceeds from the December 1997 Credit Facility, discussed below. In connection with the refinancing of the June 1997 Credit Facility, costs previously deferred resulted in an extraordinary charge to earnings of approximately $1.4 million, net of income taxes, or $0.33 per diluted share, in the fourth quarter of 1997.

     On December 10, 1997, the Company acquired certain assets and assumed certain liabilities of Inverness. Inverness produces salon and retail hair removal apparatus and products under lines known as "One Touch" and "Clean + Easy." The Company paid a purchase price of $20.0 million, consisting of $16.5 million in cash and an additional $3.5 million in cash held in escrow pending release contingent upon the successful transition of the manufacture of certain hair removal appliances to offshore manufacturing. The Inverness acquisition was accounted for using the purchase method of accounting.

     In connection with the acquisition of the Clean + Easy and One Touch product lines, the Company entered into the December 1997 Credit Facility with a group of banks for whom Credit Agricole Indosuez acted as agent. The Company used $50.0 million of the December 1997 Credit Facility to pay for the acquisition, acquisition fees, and the payoff of the June 1997 Credit Facility. The Company repaid the December 1997 Credit Facility with the proceeds from the 1998 Credit Facility, discussed below.

     In May 1998, the Company acquired substantially all of the assets and assumed certain operating liabilities of Pro Finish, a producer of name-brand professional nail enhancement and nail care products. The Company paid a purchase price of approximately $5.0 million in cash. The Company financed the acquisition with proceeds from the December 1997 Credit Facility. The acquisition was accounted for using the purchase method of accounting.

     In June 1998, the Company issued the Notes. The Company used the $100 million proceeds to finance the purchase price and related costs of acquiring all of the issued and outstanding capital stock of the European Touch Companies, as well as to repay all amounts outstanding under the December 1997 Credit Facility. European Touch is a developer, producer, and marketer of professional nail enhancement and treatment products and European Touch II is a developer, producer, and marketer of salon pedicure equipment. These companies were purchased for a purchase price of approximately $25.0 million in cash, using the purchase method of accounting.

     In connection with the offering of the Notes, the Company entered into the 1998 Credit Facility, which is a five-year, $50.0 million senior credit facility with a group of banks for which NationsBank, N.A. and Bank of Boston, N.A. acted as co-agents. The 1998 Credit Facility consists of two separate loans: a $25.0 million acquisition term loan and a $25.0 million revolving line of credit. The interest on the 1998 Credit Facility is paid quarterly and the interest rate is determined by the base rate (the "Base Rate"), as defined in the credit agreement. The Base Rate is equal to the higher of (a) the sum of (i) 0.50% plus
(ii) the Federal Funds Rate plus (iii) the Applicable Base Rate Margin or (b) the sum of (i) the Prime Rate plus (ii) the Applicable Base Rate Margin. Principal payments on the acquisition term loan are paid quarterly beginning in March 2000. Principal payments on the revolving line of credit are due on the maturity date. The acquisition term loan and the revolving line of credit mature in June 2003. The revolving line of credit will be used for working capital purposes. The Company has the option to convert the interest rates relating to any of the loans to LIBOR plus 150 to 250 basis points. If the Company converts to the LIBOR-based interest rate, interest is paid on the LIBOR-based maturity date, which is generally three months from the conversion date. The Company utilized net proceeds of $37.0 million from the 1998 Credit Facility to finance acquisitions and working capital requirements during the year ended December 31, 1998.

     In August 1998, the Company acquired Framesi USA. Framesi USA holds exclusive license rights for the sale in the United States and most of Latin America of Framesi brand hair color products along with its complementary Biogenol line of shampoos, conditioners, and styling products. The Company paid approximately $33.0 million for Framesi USA in the form of cash and seller carryback financing of approximately $5.0 million. Approximately $25.0 million from the 1998 Credit Facility was used to finance the purchase price. The acquisition was accounted for using the purchase method of accounting. As of December 31, 1998, the Company owned approximately 85% of Ft. Pitt Acquisition, Inc.

     As of December 31, 1998, the Company had borrowed approximately $12.0 million under the revolving line of credit for working capital purposes, including financing the inventory and receivable buildup related to the launch of the new ABBA packaging and funding capital expenditures associated with the centralization and business process reengineering project undertaken during the fourth quarter of 1998. In addition, the borrowing was used to repay debt created in conjunction with the acquisition of Gena and JDS as well as to repay existing debt assumed in the acquisition of Framesi USA.

     The Company intends to raise additional capital through debt and equity financings beginning in the second quarter of 1999 to fund its continued growth. At this time, it is not possible to assess the type of financings the Company will pursue or the terms or availability of such financings. The inability to secure such financing on acceptable terms could have an adverse effect on the Company's business, operations, and financial position. In addition, it is possible that such financing will further increase the Company's leverage.

     The Company plans to drive internal growth through the expansion of distribution, new products, product line extensions, and brand introductions. The Company also plans to pursue strategic acquisitions to capitalize on the substantial fragmentation and growth potential existing in the professional salon and personal care products industry. The Company intends to fund its future capital needs through a combination of current cash resources, expected cash flows from operations, bank financing, seller notes payable, issuance of its Common Stock, and additional public or private debt or equity financing. These capital resources may not be available, and the availability of such capital depends upon prevailing market conditions, interest rates, and the financial condition of the Company.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, within the next year, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance.

  Company's State of Readiness

     The Company has completed an assessment of its internal systems and processes with respect to the "Year 2000" issue. The Company's sales, accounts receivable, inventory management, accounts payable, general ledger and payroll systems comprise its critical information technology ("IT") systems. The Company has assessed its "Year 2000" readiness with regard to these critical IT systems. Based on internal assessments and upon vendor representations, the Company believes that its critical IT systems currently in place or being implemented as part of the centralization and business process reengineering plan are or will be "Year 2000" compliant. The Company believes that it will complete the implementation of its new processes and systems associated with the critical IT systems by June 30, 1999. The Company intends to assess the potential impact of "Year 2000" failures from vendors, customers, and outside parties upon its business and is currently taking steps to assess and minimize the risk of such "Year 2000" failures. Based upon the Company's current state of readiness and the steps currently being taken, the Company does not believe that the "Year 2000" problem will have a material adverse effect on the Company's business, financial condition, or results of operations.

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

  Company's Risks of "Year 2000" Issues

     The Company procures a significant amount of raw materials and components from external suppliers and relies upon third-party contract manufacturers to manufacture most of its products. As a result, the Company may be at risk from suppliers and manufacturers, foreign and domestic, that are not taking adequate measures to ensure "Year 2000" compliance. The failure of such suppliers and manufacturers to be "Year 2000" compliant may cause raw material and product shortages that would adversely impact the Company's operations. As a result, the Company may be at risk with respect to suppliers and manufacturers that may not be "Year 2000" compliant. The Company believes that the most likely negative effects, if any, could include disruptions in both shipments and receipts of raw materials, components, and products by the Company and its customers. In addition, the Company's customers may experience "Year 2000" failures, which could result in delays in the Company's receipt of payments from customers.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. At December 31, 1998, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. The Company holds no investment securities that would require disclosure of market risk.

     Primary Market Risk Exposures. The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company incurs interest expense on loans made under the Notes at an interest rate, which is fixed, for a maximum of ten years. At December 31, 1998, the Company's outstanding borrowings on the Notes were $100 million, at an interest rate of 10.875%. The Company also incurs interest on loans made under a revolving line of credit and other debt instruments at variable interest rates ranging from 6.0% to 8.5%. At December 31, 1998, the Company's total outstanding borrowings on the instruments was approximately $43.1 million. The Company entered into an interest rate swap agreement and an interest rate cap agreement to limit the effect of increases in the interest rates on floating rate debt. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense.

     The interest rate swap agreement is a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement. During March 1998, the Company entered into an interest rate swap agreement, which effectively fixed the interest rate on a $12.5 million notional principal amount under the 1998 Credit Facility at 5.75% plus a credit margin ranging from 150 to 250 basis points, for a period ending March 2000. During April 1998, the Company entered into an interest rate cap agreement, which effectively limits the Company's interest rate exposure on a $12.5 million notional principal amount under the 1998 Credit Facility at 7.50% plus a credit margin ranging from 250 to 300 basis points, for a period ending April 2000. The borrowings not subject to interest rate swap or interest rate cap agreements at December 31, 1998 totaled $12.0 million.

     Substantially all of the Company's business outside the United States is conducted in U.S. dollar denominated transactions. The Company has a sales division located in the United Kingdom. Some of the expenses of this foreign subsidiary are denominated in the British pound sterling. These expenses include local salaries and wages, utilities, and some operating supplies. However, the Company believes that the operating expenses currently incurred in foreign currency are immaterial, and therefore any associated market risk is unlikely to have a material adverse effect on the Company's business, results of operations, or financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements, financial statement schedule, the notes thereto, and report thereon, commencing at page F-1 of this Report, which financial statements, schedule, notes, and report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item relating to directors of the Company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act") for the Company's 1999 Annual Meeting of Stockholders. The information required by this Item relating to executive officers of the Company is included in Item 1, "Business -- Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for the Company's 1999 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for the Company's 1999 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for the Company's 1999 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

          (1) Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Report.

          (2)  Financial Statement Schedule

                Schedule II Valuation and Qualifying Accounts

     All other schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

     (B)  REPORTS ON FORM 8-K.

          Not applicable.

     (C)  EXHIBITS

EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
-----------                      ----------------------
 3.1          First Amended and Restated Certificate of Incorporation of
              the Registrant
 3.3          Bylaws of the Registrant(1)

EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
-----------                      ----------------------
 4.1          Specimen of Stock Certificate(1)
 4.2          Specimen of Redeemable Common Stock Warrant(1)
 4.3          Form of Warrant issued to Credit Agricole Indosuez(2)
 4.4          Form of Warrant issued to Bank Boston N.A.(3)
 4.5          Indenture dated as of June 23, 1998, by and among the
              Company, the Guarantors Signatories thereto, and State
              Street Bank and Trust Company of California, N.A.(4)
 4.6          Form of Global Notes(4)
 4.8          Rights Agreement, dated February 23, 1999, between Styling
              Technology Corporation and American Securities Transfer &
              Trust Inc., as Rights Agent, together with the following
              exhibits thereto: Exhibit A-Form of Certificate of
              Designation of Series A Junior Participating Preferred Stock
              of Styling Technology Corporation; Exhibit B-Form of Right
              Certificate; Exhibit C -- Summary of Rights to Purchase
              Shares of Preferred Stock of Styling Technology
              Corporation.(5)
10.5          Employment Agreement between Registrant and Sam L.
              Leopold(1)
10.11         1996 Stock Option Plan(1)
10.19         Asset Purchase Agreement dated as of October 31, 1997 among the Registrant, Inverness Corporation, and Inverness (UK)
              Limited.(6)
10.20         Transition and Manufacturing Agreement dated as of December
              10, 1997 the Registrant and Inverness Corporation.(6)
10.23         Stock Purchase Agreement dated as of June 23, 1998 among the
              Company and the former shareholders of European Touch, Ltd.
              II(7)
10.24         Credit Agreement dated June 30, 1998 among the Company,
              BankBoston, N.A., and NationsBank, N.A.(8)
10.25         Stock Purchase Agreement dated as of August 3, 1998, among the Company, Kevin T. Weir, Carol M. Weir, and Dennis M.
              Katawczik(6)
10.26         1998 Employee Stock Option Plan
12            Computation of Ratio of Earnings to Fixed Charges
21            Subsidiaries of Registrant
23.1          Consent of Arthur Andersen LLP
27            Financial Data Schedules

---------------

 (1) Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 333-12469) filed September 20, 1996 and declared effective November 12, 1996.

 (2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission (the "Commission") on August 14, 1997.

 (3) Quarterly Report on Form 10-Q as filed with the Commission on November 14, 1997.

 (4) Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-61035) filed August 7, 1998 and declared effective September 18, 1998.

 (5) Incorporated by reference to the Registration Statement on Form 8-A as filed with the Commission on March 8, 1999

 (6) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed with the Commission on December 24, 1997.

 (7) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed with the Commission on July 8, 1998.

 (8) Incorporated by reference to Amendment No. 1 to Form S-4 (Registration No. 333-61035) filed September 17, 1998 and declared effective September 18, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STYLING TECHNOLOGY CORPORATION

                                          /s/       SAM L. LEOPOLD
                                          --------------------------------------
                                                     Sam L. Leopold,
                                            Chairman of the Board, President,
                                               and Chief Executive Officer

                                                            Date: March 31, 1999

     In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                   SIGNATURE                                    CAPACITY                       DATE
                   ---------                                    --------                       ----

               /s/ SAM L. LEOPOLD                   Chairman of the Board, President,       March 31, 1999
------------------------------------------------      and Chief Executive Officer
                 Sam L. Leopold                       (Principal Executive Officer)

              /s/ RICHARD R. ROSS                   Executive Vice President, Chief         March 31, 1999
------------------------------------------------      Financial Officer, Treasurer,
                Richard R. Ross                       and Director (Principal
                                                      Financial Officer)

            /s/ J. TIMOTHY MONTROSE                 Chief Accounting Officer                March 31, 1999
------------------------------------------------      (Principal Accounting Officer)
              J. Timothy Montrose

              /s/ JAMES A. BROOKS                   Director                                March 31, 1999
------------------------------------------------
                James A. Brooks

               /s/ PETER W. BURG                    Director                                March 31, 1999
------------------------------------------------
                 Peter W. Burg

            /s/ MICHAEL H. FEINSTEIN                Director                                March 31, 1999
------------------------------------------------
              Michael H. Feinstein

              /s/ SYLVAN SCHEFLER                   Director                                March 31, 1999
------------------------------------------------
                Sylvan Schefler

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


STYLING TECHNOLOGY CORPORATION
  Report of Independent Public Accountants..................  F-2
  Consolidated Balance Sheets...............................  F-3
  Consolidated Statements of Operations.....................  F-4
  Consolidated Statements of Stockholders' Equity...........  F-5
  Consolidated Statements of Cash Flows.....................  F-6
  Notes to Consolidated Financial Statements................  F-7

GENA LABORATORIES, INC.
  Report of Independent Public Accountants..................  F-30
  Balance Sheets............................................  F-31
  Statements of Operations..................................  F-32
  Statements of Stockholders' Equity........................  F-33
  Statements of Cash Flows..................................  F-34
  Notes to Financial Statements.............................  F-35

BODY DRENCH (A DIVISION OF DESIGNS BY NORVELL, INC.)
  Report of Independent Public Accountants..................  F-41
  Balance Sheets............................................  F-42
  Statements of Operations..................................  F-43
  Statements of Changes in Owners' Investment...............  F-44
  Statements of Cash Flows..................................  F-45
  Notes to Financial Statements.............................  F-46

JDS MANUFACTURING CO., INC.
  Report of Independent Public Accountants..................  F-49
  Balance Sheets............................................  F-50
  Statements of Operations..................................  F-51
  Statements of Stockholders' Equity........................  F-52
  Statements of Cash Flows..................................  F-53
  Notes to Financial Statements.............................  F-54

KOTCHAMMER INVESTMENTS, INC.
  Report of Independent Public Accountants..................  F-57
  Balance Sheet.............................................  F-58
  Statements of Operations..................................  F-59
  Statements of Stockholders' Deficit.......................  F-60
  Statements of Cash Flows..................................  F-61
  Notes to Financial Statements.............................  F-62

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Styling Technology Corporation:

     We have audited the accompanying consolidated balance sheets of STYLING TECHNOLOGY CORPORATION, a Delaware corporation, and subsidiaries (the "Company"), as of December 31, 1997 and 1998, and the related consolidated statements of operations and cash flows for the period from November 27, 1996 (commencement of operations) to December 31, 1996 and for the years ended December 31, 1997 and 1998, and the related consolidated statements of stockholders' equity for the years ended December 31, 1996, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1998, and the results of its operations and its cash flows for the period from November 27, 1996 to December 31, 1996 and for the years ended December 31, 1997 and 1998, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II listed in Item 14 of Part IV herein is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP

Phoenix, Arizona,
  March 15, 1999.

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,
                                                                ---------------------------
                                                                   1997            1998
                                                                -----------    ------------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 3,063,000    $  4,023,000
  Accounts receivable, net of allowance for doubtful
     accounts of approximately $1,032,000 and $2,882,000....     14,296,000      32,326,000
  Inventories, net..........................................     10,951,000      25,375,000
  Prepaid expenses and other current assets.................      2,120,000       1,791,000
                                                                -----------    ------------
          Total current assets..............................     30,430,000      63,515,000
PROPERTY AND EQUIPMENT, net.................................      2,640,000       5,362,000
GOODWILL AND OTHER INTANGIBLES, net of accumulated
  amortization of approximately $1,375,000 and $4,749,000...     56,506,000     139,566,000
OTHER ASSETS................................................      2,913,000      10,755,000
                                                                -----------    ------------
                                                                $92,489,000    $219,198,000
                                                                ===========    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $ 7,065,000    $ 12,668,000
  Accrued liabilities.......................................      3,670,000      10,367,000
  Current portion of long-term debt and other...............      5,647,000       2,768,000
                                                                -----------    ------------
          Total current liabilities.........................     16,382,000      25,803,000
                                                                -----------    ------------
DEFERRED INCOME TAXES.......................................        162,000      19,216,000
                                                                -----------    ------------
LONG-TERM DEBT AND OTHER, less current portion..............     47,377,000     140,366,000
                                                                -----------    ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value, 1,000,000 shares
     authorized, no shares issued and outstanding...........             --              --
  Common stock, $.0001 par value, 10,000,000 shares
     authorized, 4,757,000 shares issued and 3,949,000
     shares outstanding at December 31, 1997; and 4,876,000
     shares issued and 4,068,000 shares outstanding at
     December 31, 1998......................................          1,000           1,000
  Additional paid-in capital................................     27,875,000      29,038,000
  Retained earnings.........................................      2,492,000       6,574,000
  Treasury stock............................................     (1,800,000)     (1,800,000)
                                                                -----------    ------------
          Total stockholders' equity........................     28,568,000      33,813,000
                                                                -----------    ------------
                                                                $92,489,000    $219,198,000
                                                                ===========    ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                FOR THE PERIOD FROM
                                                 NOVEMBER 27, 1996
                                                   (COMMENCEMENT
                                                 OF OPERATIONS) TO       YEAR ENDED          YEAR ENDED
                                                 DECEMBER 31, 1996    DECEMBER 31, 1997   DECEMBER 31, 1998
                                                -------------------   -----------------   -----------------
NET SALES.....................................      $1,083,000           $38,108,000         $90,373,000
COST OF SALES.................................         571,000            16,756,000          39,222,000
                                                    ----------           -----------         -----------
          Gross profit........................         512,000            21,352,000          51,151,000
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES....................................         737,000            12,201,000          32,715,000
CENTRALIZATION AND REENGINEERING COSTS........              --                    --             422,000
                                                    ----------           -----------         -----------
                                                       737,000            12,201,000          33,137,000
                                                    ----------           -----------         -----------
          Income (loss) from operations.......        (225,000)            9,151,000          18,014,000
INTEREST EXPENSE AND OTHER, net...............           2,000            (1,847,000)         (9,206,000)
                                                    ----------           -----------         -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
  INCOME TAXES................................        (223,000)            7,304,000           8,808,000
PROVISION FOR (BENEFIT FROM) INCOME TAXES.....         (72,000)            3,097,000           3,635,000
                                                    ----------           -----------         -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.......        (151,000)            4,207,000           5,173,000
EXTRAORDINARY ITEM, net of tax benefit of
  $882,000 and $822,000.......................              --            (1,377,000)         (1,091,000)
                                                    ----------           -----------         -----------
NET INCOME (LOSS).............................      $ (151,000)          $ 2,830,000         $ 4,082,000
                                                    ==========           ===========         ===========
BASIC EARNINGS (LOSS) PER SHARE:
  Income (loss) before extraordinary item.....      $    (0.04)          $      1.07         $      1.28
  Extraordinary item..........................              --                 (0.35)              (0.27)
                                                    ----------           -----------         -----------
  Net income (loss)...........................      $    (0.04)          $      0.72         $      1.01
                                                    ==========           ===========         ===========
  Weighted average shares.....................       3,770,000             3,949,000           4,033,000
                                                    ==========           ===========         ===========
DILUTED EARNINGS (LOSS) PER SHARE:
  Income (loss) before extraordinary item.....      $    (0.04)          $      1.02         $      1.20
  Extraordinary item..........................              --                 (0.33)              (0.25)
                                                    ----------           -----------         -----------
  Net income (loss)...........................      $    (0.04)          $      0.69         $      0.95
                                                    ==========           ===========         ===========
  Weighted average shares.....................       3,770,000             4,113,000           4,313,000
                                                    ==========           ===========         ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         COMMON STOCK                       RETAINED
                                     --------------------   ADDITIONAL      EARNINGS                       TOTAL
                                       SHARES      COMMON     PAID-IN     (ACCUMULATED    TREASURY     STOCKHOLDERS'
                                     OUTSTANDING   STOCK      CAPITAL       DEFICIT)        STOCK         EQUITY
                                     -----------   ------   -----------   ------------   -----------   -------------
BALANCE, December 31, 1995.........   1,616,000    $1,000   $        --    $       --    $        --    $     1,000
  Issuance of common stock and
     warrants......................      20,000       --        179,000      (187,000)            --         (8,000)
  Issuance of common stock and
     warrants in initial public
     offering, net of offering
     costs of approximately
     $1,351,000....................   3,116,000       --     27,227,000            --             --     27,227,000
  Issuance of common stock in KII
     acquisition...................       5,000       --         50,000            --             --         50,000
  Purchase of 808,000 shares of
     treasury stock................    (808,000)      --             --            --     (1,800,000)    (1,800,000)
  Net loss for the period from
     November 27, 1996
     (commencement of operations)
     to December 31, 1996..........          --       --             --      (151,000)            --       (151,000)
                                      ---------    ------   -----------    ----------    -----------    -----------
BALANCE, December 31, 1996.........   3,949,000    1,000     27,456,000      (338,000)    (1,800,000)    25,319,000
  Issuance of warrants.............          --       --        419,000            --             --        419,000
  Net income.......................          --       --             --     2,830,000             --      2,830,000
                                      ---------    ------   -----------    ----------    -----------    -----------
BALANCE, December 31, 1997.........   3,949,000    1,000     27,875,000     2,492,000     (1,800,000)    28,568,000
  Issuance of common stock on
     exercise of stock options and
     warrants......................     119,000       --        426,000            --             --        426,000
  Tax benefit from stock options
     exercised.....................          --       --        737,000            --             --        737,000
  Net income.......................          --       --             --     4,082,000             --      4,082,000
                                      ---------    ------   -----------    ----------    -----------    -----------
BALANCE, December 31, 1998.........   4,068,000    $1,000   $29,038,000    $6,574,000    $(1,800,000)   $33,813,000
                                      =========    ======   ===========    ==========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       FOR THE PERIOD
                                                            FROM
                                                        NOVEMBER 27,
                                                          1996 TO
                                                        DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                            1996            1997           1998
                                                       --------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..................................   $   (151,000)   $  2,830,000   $  4,082,000
  Adjustments to reconcile net income (loss) to net
     cash used in operating activities --
     Depreciation and amortization...................         97,000       1,846,000      5,187,000
     Interest accretion to note payable..............             --         174,000        159,000
     Extraordinary loss on early extinguishment of
       debt..........................................             --       1,377,000      1,091,000
  Changes in assets and liabilities --
     Accounts receivable, net........................        532,000      (7,405,000)   (10,549,000)
     Inventories, net................................        (21,000)     (2,992,000)    (8,364,000)
     Prepaid expenses and other assets...............        (36,000)     (1,730,000)      (198,000)
     Accounts payable and accrued liabilities........       (788,000)      3,520,000      1,807,000
                                                        ------------    ------------   ------------
          Net cash used in operating activities......       (367,000)     (2,380,000)    (6,785,000)
                                                        ------------    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of acquired businesses, net of cash
     acquired........................................    (20,523,000)    (45,150,000)   (62,677,000)
  Purchases of property and equipment................        (46,000)       (582,000)    (1,962,000)
  Changes in other assets, net.......................             --              --     (4,251,000)
                                                        ------------    ------------   ------------
          Net cash used in investing activities......    (20,569,000)    (45,732,000)   (68,890,000)
                                                        ------------    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of
     offering and acquisition costs..................     27,227,000              --             --
  Proceeds from credit facility, net of financing
     costs...........................................             --      71,633,000     47,298,000
  Proceeds from bond offering, net of financing
     costs...........................................             --              --     96,400,000
  Exercise of stock options..........................             --              --      1,163,000
  Payments on long-term debt.........................             --     (24,949,000)   (68,226,000)
  Purchase of treasury stock.........................     (1,800,000)             --             --
                                                        ------------    ------------   ------------
          Net cash provided by financing
            activities...............................     25,427,000      46,684,000     76,635,000
                                                        ------------    ------------   ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....      4,491,000      (1,428,000)       960,000

CASH AND CASH EQUIVALENTS, beginning of period.......             --       4,491,000      3,063,000
                                                        ------------    ------------   ------------

CASH AND CASH EQUIVALENTS, end of period.............   $  4,491,000    $  3,063,000      4,023,000
                                                        ============    ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes.........................   $         --    $  1,727,000   $  2,634,000
                                                        ============    ============   ============
  Cash paid for interest.............................   $         --    $  1,155,000   $  3,699,000
                                                        ============    ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) FORMATION OF THE COMPANY:

  Initial Public Offering and the Initial Businesses

     Styling Technology Corporation (the "Company") was formed in June 1995. From June 1995 through November 26, 1996, the Company conducted no operations and its only activities related to negotiating acquisitions and related financing. In November 1996, the Company completed an initial public offering (the "Offering") of 3,116,000 shares of its common stock. Simultaneously with the consummation of the Offering, the Company acquired in separate transactions four businesses that develop, produce, and market professional salon products. Prior to the Offering, the Company effected a 0.808-for-1 reverse stock split on all its outstanding common stock. As a result, all share amounts were adjusted to give effect to the reverse split.

     Upon consummation of the Offering, the Company acquired all of the outstanding stock of Gena Laboratories, Inc. ("Gena") and JDS Manufacturing Co., Inc. ("JDS") and certain assets and liabilities of the Body Drench Division of Designs by Norvell, Inc. ("Body Drench") and Kotchammer Investments, Inc. ("KII") (collectively, the "Initial Businesses"). The cost of the Initial Businesses, including direct acquisition costs, was approximately $22.9 million. The combined purchase price was funded with approximately $20.8 million in cash from the net proceeds of the Offering, and approximately $2.1 million of seller carryback financing and issuance of common stock. The acquisitions were accounted for using the purchase method of accounting. The purchase price was allocated based on the fair market value of the assets and liabilities acquired. Approximately $5.2 million was allocated to current assets, approximately $1.1 million to property and equipment, approximately $5.0 million to current liabilities, and approximately $0.3 million to long-term debt. Approximately $21.9 million of the purchase price represents costs in excess of fair values acquired, and was recorded as goodwill.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

     The consolidated financial statements include all the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. All references to the Company herein refer to Styling Technology Corporation and its subsidiaries.

  Cash and Cash Equivalents and Concentrations of Credit Risk

     All highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents. Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade receivables. The Company believes that it places its cash and cash equivalents in high quality credit institutions. Concentration of credit risk is limited due to the large number of customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers, but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

  Inventories

     Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Reserves are established against inventories for excess, slow-moving and obsolete items and for items where the net realizable value is less than cost.

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

Inventories consist of the following:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1997           1998
                                                    -----------    -----------
Raw materials and work-in-process.................  $ 2,594,000    $ 8,612,000
Finished goods....................................    8,357,000     16,763,000
                                                    -----------    -----------
                                                    $10,951,000    $25,375,000
                                                    ===========    ===========

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

  Goodwill & Other Intangibles

     Goodwill is the cost in excess of fair value of net tangible assets of acquired businesses and is amortized using the straight-line method over 25 years. Other intangible assets include the cost assigned to an exclusive license, which is being amortized using the straight-line method over its contractual life of 40 years. The Company continually evaluates whether events and circumstances have occurred subsequent to acquisitions that indicate the remaining estimated useful life of goodwill or other intangible assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill or other intangible assets should be evaluated for possible impairment, the Company uses an estimate of the undiscounted future cash flows over the remaining life in measuring whether the goodwill or other intangible assets are recoverable.

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

  Fair Value of Financial Instruments

     The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, debt and letters of credit. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short-term maturities of these instruments. The carrying amount on the debt is estimated to approximate fair value as the actual interest rates are consistent with rates estimated to be currently available for debt with similar terms and remaining maturities. The carrying amount of the letters of credit reflects fair value as the related fees are competitively determined in the marketplace. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

  Revenue Recognition

     The Company recognizes revenue from sales upon shipment or when title passes.

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

  Business Process Reengineering Charges and Exit Costs Of Acquired Businesses

     During the third quarter of 1998, the Company implemented a strategic consolidation initiative, which included the centralization of its operations into a new facility located in Scottsdale, Arizona. This initiative included the closing of several of its facilities. In addition, the Company is combining the reengineering of its business processes with an Enterprise Resource Planning
(ERP) information technology transformation. During the year ended December 31, 1998, the Company recorded a pre-tax charge of $422,000 related to the reengineering of its business processes, as prescribed under EITF 97-13, Accounting for Business Process Reengineering-Consulting Costs. EITF 97-13 requires companies to expense all costs related to business process reengineering activities, whether done internally or by third parties as they are incurred. In addition, the Company accrued approximately $3.5 million in connection with management's plan to close the facilities of certain businesses acquired during 1998, as prescribed in EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Under this requirement, the Company has accrued certain costs as part of the acquisitions during 1998, based on a specific plan identified by management to close these specific facilities. During the year, the Company charged approximately $1.5 million against this accrual related to direct costs paid to exit these activities, which included employee severance costs, costs associated with the physical closing of the facilities, and external consulting costs. The balance of this accrual of approximately $2.0 million is included in accrued liabilities in the accompanying 1998 consolidated balance sheet.

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

  Other Assets

     Other assets consist primarily of the following: (i) deferred financing costs associated with the Company completing various financings transactions (see Note 6) and (ii) deferred tax assets (see Note 8). Deferred financing costs are amortized over the life of the related obligation. The Company recorded approximately $170,000 and $333,000 in deferred financing cost amortization for the years ended December 31, 1997 and 1998, respectively.

  Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement is effective for the Company's quarter ending March 31, 2000. The Company is currently evaluating the impact that SFAS No. 133 will have on its future results of operations and financial position.

     Effective January 1, 1998, the Company adopted SFAS No. 130 Reporting Comprehensive Income. This statement requires the Company to classify items of other comprehensive income, defined to be the change in equity of the Company during the period from transactions and other events and circumstances from non-owner sources, in a separate financial statement and display the accumulated balance of other

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES comprehensive income separately from retained earnings and additional paid-in capital. Adoption of this standard did not have an effect on the Company's financial statements as the Company has no items of other comprehensive income for any period presented.

     During 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. This new statement is effective for fiscal years beginning after December 15, 1998. The Company intends to adopt this statement effective January 1, 1999. Initial application of SOP 98-5 is required to be reported as the cumulative effect of a change in accounting. The Company believes that its adoption will not have a material effect on its financial position or results of operations.

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

     A reconciliation of the numerators and denominators of the basic and diluted EPS computations for the period from November 27, 1996 to December 31, 1996 and the years ended December 31, 1997 and 1998 is as follows:

                                                   1996                                  1997
                                   ------------------------------------   -----------------------------------
                                                EFFECT OF                              EFFECT OF
                                                  STOCK                                  STOCK
                                                 OPTIONS                                OPTIONS
                                     BASIC         AND        DILUTED       BASIC         AND       DILUTED
                                      EPS        WARRANTS       EPS          EPS       WARRANTS       EPS
                                   ----------   ----------   ----------   ----------   ---------   ----------
Income (loss) before
  extraordinary item.............  $ (151,000)          --   $ (151,000)  $4,207,000         --    $4,207,000
Extraordinary item, net..........          --           --           --    1,377,000         --     1,377,000
                                   ----------   ----------   ----------   ----------    -------    ----------
Net income (loss)................  $ (151,000)          --   $ (151,000)  $2,830,000         --    $2,830,000
                                   ==========   ==========   ==========   ==========    =======    ==========
Shares...........................   3,770,000           --    3,770,000    3,949,000    164,000     4,113,000
                                   ==========   ==========   ==========   ==========    =======    ==========
Per share amount -- income (loss)
  before extraordinary item......  $    (0.04)               $    (0.04)  $     1.07               $     1.02
Per share amount -- extraordinary
  item, net......................          --                        --        (0.35)                   (0.33)
                                   ----------                ----------   ----------               ----------
Per share amount -- net income
  (loss).........................  $    (0.04)               $    (0.04)  $     0.72               $     0.69
                                   ==========                ==========   ==========               ==========

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                                                              1998
                                                              ------------------------------------
                                                                           EFFECT OF
                                                                             STOCK
                                                                            OPTIONS
                                                                BASIC         AND        DILUTED
                                                                 EPS        WARRANTS       EPS
                                                              ----------   ----------   ----------
Income before extraordinary item............................  $5,173,000           --   $5,173,000
Extraordinary item, net.....................................   1,091,000           --    1,091,000
                                                              ----------   ----------   ----------
Net income..................................................  $4,082,000           --   $4,082,000
                                                              ==========   ==========   ==========
Shares......................................................   4,033,000      280,000    4,313,000
                                                              ==========   ==========   ==========
Per share amount -- income before extraordinary item........  $     1.28                $     1.20
Per share amount -- extraordinary item, net.................       (0.27)                    (0.25)
                                                              ----------                ----------
Per share amount -- net income..............................  $     1.01                $     0.95
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

(3) BUSINESS COMBINATIONS:

     During March 1997, the Company acquired inventory and other assets of the Utopia product line of high-end tanning products from Creative Laboratories, Inc. for approximately $350,000 in cash.

     On June 25, 1997, the Company acquired all of the issued and outstanding common stock of ABBA, which produces a proprietary line of aromatherapy-based professional hair care products. The Company paid a purchase price of approximately $20 million in cash for the ABBA common stock. In connection with the ABBA acquisition, the Company also negotiated approximately $1.1 million in facilitation fees, payable over three years, to certain former shareholders of ABBA for pre-closing efforts to facilitate completion of the acquisition (see
Note 6). The Company satisfied its obligation with respect to this facilitation agreement during 1998. The ABBA acquisition was accounted for under the purchase method of accounting.

     On December 10, 1997, the Company acquired certain assets and assumed certain liabilities of Inverness Corporation and Inverness (UK) Limited (collectively Inverness). Inverness produces salon and retail hair removal apparatus and products under the brand names "One Touch" and "Clean + Easy." The Company paid a purchase price consisting of (i) $16.5 million in cash; and (ii) an additional $3.5 million in cash held in escrow pending release contingent upon the successful transition of the manufacture of certain hair removal appliances to offshore manufacturing. The Inverness acquisition is accounted for under the purchase method of accounting.

     In May 1998, the Company acquired substantially all of the assets and assumed certain operating liabilities of Pro Finish USA, Ltd. (Pro Finish), a producer of name-brand professional nail enhancement and nail care products. The Company paid a purchase price of approximately $5.0 million in cash. The acquisition was accounted for using the purchase method of accounting.

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

     In June 1998, the Company acquired European Touch Co. and two related companies (collectively European Touch) and European Touch, Ltd. II. European Touch is a developer, producer, and marketer of professional nail enhancement and treatment products and European Touch II is a developer, producer, and marketer of salon pedicure equipment. These companies were purchased for a combined purchase price of approximately $25.0 million in cash, using the purchase method of accounting.

     In August 1998, the Company acquired a controlling interest in Ft. Pitt Acquisition, Inc. and its 90% owned subsidiary, Ft. Pitt-Framesi, Ltd. (together Framesi USA). Framesi USA holds exclusive license rights for the sale in the United States and most of Latin America of Framesi hair color products along with its complementary Biogenol line of shampoos, conditioners, and styling products. The Company paid approximately $33.0 million for the Ft. Pitt Acquisition, Inc. stock, in the form of cash and seller carryback financing of approximately $5.0 million. The acquisition was accounted for using the purchase method of accounting. As of December 31, 1998, the Company owned approximately 85% of Ft. Pitt Acquisition, Inc. The excess of the purchase price paid over the net assets was allocated to the exclusive license rights, which is being amortized over its contractual life of 40 years.

     The following table summarizes acquisitions for the two years ended December 31, 1997 and 1998.

                                                                 1997          1998
                                                              -----------   -----------
Accounts receivable.........................................  $ 5,251,000   $ 7,481,000
Inventories.................................................    5,324,000     6,060,000
Other assets................................................    1,475,000       803,000
Property and equipment......................................    1,316,000       968,000
Assumed accounts payable and accrued liabilities............   (2,861,000)   (9,563,000)
Assumed debt................................................           --    (1,716,000)
                                                              -----------   -----------
Net assets acquired.........................................   10,505,000     4,033,000
Cash paid at closing for purchase price and acquisition
  costs.....................................................   45,150,000    62,677,000
                                                              -----------   -----------
Goodwill and other intangibles..............................  $34,645,000   $58,644,000
                                                              ===========   ===========

  Unaudited Pro Forma Consolidated Results of Operations

     The following table depicts, for the years ended December 31, 1997 and 1998, unaudited pro forma consolidated information as if all of the companies acquired in 1997 and 1998 were acquired on January 1, 1997.

                                                        1997           1998
                                                    ------------   ------------
Net sales.........................................  $111,033,000   $115,608,000
Net income........................................  $  3,679,000      3,768,000
Income per basic share............................          0.93           0.93
Income per diluted share..........................          0.89           0.87

     The unaudited pro forma financial data is for informational purposes only, is not necessarily indicative of the results of operations had the acquisitions occurred at the beginning of 1997 and 1998, and is not necessarily indicative of future operating results.

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

(4) PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following at December 31:

                                            USEFUL
                                             LIVES
                                            (YEARS)       1997          1998
                                            -------    ----------    -----------
Land......................................     --      $  150,000    $   150,000
Building and leasehold improvements.......   7-40         594,000      1,065,000
Machinery and equipment...................    3-7       1,559,000      1,706,000
Furniture and fixtures....................      7         375,000      1,326,000
Computers, vehicles and other.............    3-5         356,000      4,216,000
                                                       ----------    -----------
                                                        3,034,000      8,463,000
Less -- accumulated depreciation..........               (394,000)    (3,101,000)
                                                       ----------    -----------
                                                       $2,640,000    $ 5,362,000
                                                       ==========    ===========

     The Company recorded approximately $11,000, $383,000 and $1,342,000 in depreciation expense during the period from November 27, 1996 to December 31, 1996, and for the years ended December 31, 1997 and 1998, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

(5) ACCRUED LIABILITIES:

     Accrued liabilities consist of amounts accrued but unpaid as of December 31, 1997 and 1998. Accrued interest at December 31, 1997 and December 31, 1998 was $291,000 and $5,798,000, respectively. Accrued liabilities also include commissions, professional fees, taxes, payroll, and other liabilities.

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

(6) LONG-TERM DEBT AND OTHER:

     Long-term debt and other consists of the following at December 31:

                                                              1997            1998
                                                           -----------    ------------
Senior subordinated notes (the "Notes"), bearing interest
  at 10 7/8%, maturing 2008..............................  $        --    $100,000,000
Senior credit facility (the "1998 Credit Facility"),
  collateralized by substantially all the assets of the
  Company, maturing through June 2003....................           --      37,033,000
Seller carryback financing, related to the acquisition of
  Ft. Pitt Acquisition, Inc., bearing interest at 6%,
  maturing through August 2001...........................           --       5,000,000
Unsecured note payable of Ft. Pitt Acquisition, Inc. ....           --       1,101,000
Senior credit facility (the "December 1997 Credit
  Facility"), collateralized by substantially all the
  assets of the Company, paid in full in June 1998.......   50,000,000              --
Gena Note, paid in full in November 1998.................    1,841,000              --
Other....................................................    1,183,000              --
                                                           -----------    ------------
                                                            53,024,000     143,134,000
Less: current portion....................................   (5,647,000)     (2,768,000)
                                                           -----------    ------------
                                                           $47,377,000    $140,366,000
                                                           ===========    ============

     Aggregate future maturities of long-term debt and other are as follows at December 31, 1998:

1999...................................................  $  2,768,000
2000...................................................     6,304,000
2001...................................................     5,444,000
2002...................................................     3,076,000
2003...................................................    25,542,000
Thereafter.............................................   100,000,000
                                                         ------------
                                                         $143,134,000
                                                         ============

  Senior Credit Facilities

     In December 1997, in connection with the acquisition of Clean & Easy and One Touch product lines, the Company extinguished a previous credit facility and entered into the December 1997 Credit Facility. The December 1997 Credit Facility was a seven-year, $75 million credit facility with a group of banks with Credit Agricole Indosuez acting as agent. In connection with the extinguishment of the previous credit facility, the Company took an extraordinary non-cash charge of approximately $1.4 million, net of income taxes, related to the write-off of unamortized financing costs.

     In connection with the Notes Offering as defined below, the Company entered into a five-year, $50.0 million senior credit facility (the "1998 Credit Facility") with a group of banks for whom NationsBank, N.A. and Bank of Boston, N.A. acted as co-agents. The 1998 Credit Facility consists of two separate loans: a $25.0 million acquisition term loan and a $25.0 million revolving line of credit. The interest on the 1998 Credit Facility is paid quarterly and the interest rate is determined by the base rate (the "Base Rate"), as defined in the credit agreement. The Base Rate is equal to the higher of (a) the sum of (i) 0.50% plus (ii) the Federal

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

Funds Rate plus (iii) the Applicable Base Rate Margin or (b) the sum of (i) the Prime Rate plus (ii) the Applicable Base Rate Margin. Principal payments on the acquisition term loan are paid quarterly beginning in March 2000. Principal payments on the revolving line of credit are due on the maturity date. The acquisition term loan and the revolving line of credit mature in June 2003. The revolving line of credit will be used for working capital purposes. The Company has the option to convert the interest rates relating to any of the loans to LIBOR plus 150 to 250 basis points. If the Company converts to the LIBOR-based interest rate, interest is paid on the LIBOR-based maturity date, which is generally three months from the conversion date.

     As of December 31, 1998, the Company had borrowed approximately $12.0 million under the revolving line of credit for working capital purposes including financing the inventory and receivable buildup related to the launch of the ABBA packaging and funding capital expenditures associated with the centralization and reengineering project undertaken during the fourth quarter of 1998. In addition, the borrowing was used to repay debt created in conjunction with the initial public offering in November 1996 as well as to repay existing debt assumed in the acquisition of Framesi USA.

  Notes

     On June 23, 1998, the Company issued the Notes in an offering (the "Notes Offering") exempt from registration under the Securities Act of 1933. Interest under the Notes is payable semi-annually in arrears commencing January 1, 1999, and the Notes are not callable until July 2003 subject to the terms of the Indenture under which the Notes were issued. The Company filed a registration statement under the Securities Act, relating to an exchange offer for these Notes, which was declared effective in August 1998. The proceeds of the Notes Offering were used to finance the purchase price and related costs of acquiring all of the issued and outstanding capital stock of the European Touch Companies, to repay existing indebtedness (including the Company's previous credit facility) and for working capital purposes.

     A portion of the proceeds from the Notes Offering was used to repay the December 1997 Credit Facility. The Company reported an extraordinary, non-cash charge of approximately $1.1 million, net of taxes, or $0.25 per diluted share, related to unamortized financing costs associated with the repayment of the December 1997 Credit Facility.

  Debt Covenants

     The Company's 1998 Credit Facility agreement contains provisions that, among other things, require the Company to comply with certain financial ratios and net worth requirements and will limit the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends, sell assets, or engage in certain mergers or consolidations. At December 31, 1998, Styling was in compliance with all applicable covenants.

     The Notes described above are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by all of the Company's wholly owned current and future subsidiaries. See Note 13.

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

  Interest Rate Protection

     In connection with the 1998 Credit Facility, the Company maintains certain interest rate protection instruments. As of December 31, 1998, the Company has entered into interest rate swap and interest rate cap agreements (the Agreements) to reduce the impact of changes in interests rates. The Company is exposed to a risk of credit loss in the event of nonperformance by financial institutions that are also party to the Agreements. However, the Company believes that, based on the high creditworthiness of these counterparties, nonperformance is unlikely. The following is a summary of the Company's Agreements as of December 31, 1998:

                COMPANY'S         NOTIONAL
  INSTRUMENT  EFFECTIVE RATE       AMOUNT
  ----------  --------------   --------------
     Swap          8.50%        $12,500,000
     Cap          10.25%         12,500,000
                                -----------
                                $25,000,000
                                ===========

(7) STOCKHOLDERS' EQUITY:

  Treasury Stock

     In October 1996, the Company entered into a stock repurchase agreement with a founder, pursuant to which the founder agreed to sell approximately 808,000 shares of Company's common stock to the Company for $1.8 million, payable upon consummation of the Offering. Accordingly, upon consummation of the Offering, the founder was no longer a stockholder of the Company.

  Initial Public Offering

     In November 1996, the Company completed the Offering of approximately 2.9 million shares of its common stock with an issue price of $10.00 per share. During December 1996, the Company's underwriters exercised an over allotment option, resulting in the issuance of approximately 216,000 additional shares. Net proceeds from the Offering and over allotment option amounted to approximately $27,227,000.

  Warrants

     In connection with a previous credit facility, the Company issued 160,000 five year warrants to lenders with exercise prices between $10.18 and $11.38 per share. In connection with the Offering, the Company issued 203,000 five-year warrants to its underwriters with an exercise price of $12.00 per share. These warrants have been recorded at fair value as additional paid-in capital in the accompanying consolidated balance sheets. Prior to the Offering, the Company issued 20,000 warrants with an exercise price $12.50 per share. During 1998, this warrant holder exercised all 20,000 warrants.

  Stock Options

     At the initial capitalization of the Company, 162,000 stock options to purchase shares of the common stock of the Company were issued to an officer with an exercise price of $0.10 per share. During the year ended December 31, 1998, approximately 72,000 stock options were cancelled in connection with the officer's retirement.

     During 1996, the Company adopted the 1996 Stock Option Plan, which was amended during 1998 to provide up to 750,000 incentive and nonqualified stock options to acquire common stock of the Company to key personnel and directors of the Company.

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

  Shareholder Rights Plan

     During February 1999, the Company's Board of Directors adopted a shareholder rights plan, which authorized the distribution of one right to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock, at a purchase price of $70, subject to certain antidilution adjustments. The rights will expire 10 years after issuance and will be exercisable if (i) a person or group becomes the beneficial owner of 15% or more of the Company's Common Stock; (ii) persons currently holding 15% or more of the Common Stock acquire an additional 1% or more of the Common Stock; or (iii) a person or group commences a tender or exchange offer that would result in the offeror beneficially owning 15% or more of the Common Stock (a "Stock Acquisition Date"). If a Stock Acquisition Date occurs, each right, unless redeemed by the Company, entitles the holder to purchase an amount of Common Stock of the Company, or in certain circumstances a combination of securities and/or assets or the common stock of the acquiror, having a market value of twice the exercise price of the right. Rights held by the acquiring person will become void and will not be exercisable to purchase shares at the bargain purchase price.

     During 1998, the Company adopted the 1998 Employee Stock Option Plan, which provides for the grant of up to 150,000 nonqualified stock options to acquire common stock of the Company to employees of the Company. On December 14, 1998, the Company repriced 246,000 options.

     A summary of the status of all the Company's stock options at December 31, 1996, 1997 and 1998 and changes during the periods ended is presented in the following table:

                                       1996                  1997                  1998
                                -------------------   -------------------   -------------------
                                           WEIGHTED              WEIGHTED              WEIGHTED
                                           AVERAGE               AVERAGE               AVERAGE
                                           EXERCISE              EXERCISE              EXERCISE
                                OPTIONS     PRICE     OPTIONS     PRICE     OPTIONS     PRICE
                                --------   --------   --------   --------   --------   --------
Outstanding at beginning of
  year........................   162,000    $  .10     250,000    $ 3.58     549,000    $ 7.38
  Granted.....................    88,000     10.00     430,000     10.57     694,000     12.83
  Exercised...................        --        --          --        --     (99,000)     1.87
  Canceled....................        --        --    (131,000)    10.60    (350,000)    12.09
                                --------    ------    --------    ------    --------    ------
Outstanding at end of year....   250,000    $ 3.58     549,000    $ 7.38     794,000    $10.76
                                ========    ======    ========    ======    ========    ======
Exercisable at end of year....    18,000    $10.00     136,000    $ 9.71     279,000    $10.10
                                ========    ======    ========    ======    ========    ======
Weighted average fair value
  per share of options
  granted.....................  $   5.65              $   4.13              $   5.44
                                ========              ========              ========

     Options outstanding at December 31, 1998 have exercise prices between $0.10 and $24.00. 9,000 options have an exercise price of $0.10 with a remaining average contractual life of 6.1 years, and are fully vested. 597,000 options have exercise prices between $9.25 and $11.38 with a remaining average contractual life of 9.03 years, with vesting between one and five years. 188,000 options have exercise prices between $11.80 and $24.00 with a remaining average contractual life of 9.57 years, with vesting between one and five years.

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

     The following pro forma disclosures of net income (loss) are made assuming the Company had accounted for the stock options pursuant to the provision of SFAS No. 123, Accounting for Stock-Based Compensation.

                                             FOR THE PERIOD
                                                  FROM
                                              NOVEMBER 27,
                                                  1996
                                              (COMMENCEMENT
                                            OF OPERATIONS) TO
                                              DECEMBER 31,       DECEMBER 31,    DECEMBER 31,
                                                  1996               1997            1998
                                            -----------------    ------------    ------------
Income (loss) before extraordinary item
  As reported.............................      $(151,000)       $ 4,207,000     $ 5,173,000
  Pro forma...............................       (226,000)         3,876,000       4,371,000
  Diluted EPS -- as reported..............          (0.04)              1.02            1.20
  Diluted EPS -- pro forma................          (0.06)              0.94            1.01
Extraordinary item, net
  As reported.............................             --         (1,337,000)     (1,091,000)
  Diluted EPS -- as reported..............             --              (0.33)          (0.25)
Net income (loss)
  As reported.............................       (151,000)         2,830,000       4,082,000
  Pro forma...............................       (226,000)         2,539,000       3,280,000
  Diluted EPS -- as reported..............          (0.04)              0.69            0.95
  Diluted EPS -- pro forma................          (0.06)              0.62            0.76

     The fair value of each option is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 1996: risk-free interest rates of 5.85%, expected lives of 3.8 years; and a volatility factor of 60%. The weighted average assumptions used for grants in 1997 were as follows: risk-free interest rates of 5.99% to 6.62%, expected lives of two to six years; and a volatility factor of 38.59%. The weighted average assumptions used for grants in 1998 were as follows: risk-free interest rates of 4.98%, expected lives of 4.97 years; and a volatility factor of 43.07%. The assumed dividend yield is zero for 1996, 1997 and 1998.

(8) INCOME TAXES:

     The provision for (benefit from) income taxes for the period from November 27, 1996 to December 31, 1996 and for the years ended December 31, 1997, and 1998 consists of the following:

                                            1996         1997          1998
                                          --------    ----------    ----------
Current expense.........................  $     --    $3,146,000            --
Deferred expense (benefit)..............   (72,000)      (49,000)   $3,635,000
                                          --------    ----------    ----------
Net income tax expense (benefit)........  $(72,000)   $3,097,000    $3,635,000
                                          ========    ==========    ==========

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

     The components of the deferred tax accounts as of December 31, 1997 and 1998, consist of the following:

                                                      1997           1998
                                                    ---------    ------------
Current deferred tax assets
     Reserves and other accruals..................  $ 232,000    $    932,000
     Inventory capitalization.....................    222,000       1,298,000
     Other........................................      8,000              --
                                                    ---------    ------------
Total current deferred tax assets.................    462,000       2,230,000
                                                    ---------    ------------
Long term deferred tax assets
     Reserves and accruals........................         --       2,562,000
                                                    ---------    ------------
Total long term deferred tax assets...............         --       2,562,000
                                                    ---------    ------------
Non-current deferred tax liabilities
  Accelerated tax deductions, depreciation, and
     amortization.................................    162,000       6,118,000
  Effect of book basis in excess of tax basis of
     licenses.....................................         --      13,098,000
                                                    ---------    ------------
Total non-current deferred tax liabilities........    162,000      19,216,000
                                                    ---------    ------------
Net deferred tax asset (liability)................  $ 300,000    $(14,424,000)
                                                    =========    ============

     A reconciliation of the U.S. federal statutory income tax rate to the Company's income before extraordinary item effective tax rate is as follows:

                                                            DECEMBER 31,
                                                      ------------------------
                                                      1996      1997      1998
                                                      ----      ----      ----
Statutory federal rate..............................  (34)%      34%       34%
Effect of state taxes...............................   (5)%       4%        4%
Nondeductible amortization of goodwill..............    7%        4%        3%
                                                      ---       ---       ---
                                                      (32)%      42%       41%
                                                      ===       ===       ===

(9) RELATED PARTY INFORMATION:

     During 1996, certain founders advanced approximately $112,500 to the Company to fund various Offering and acquisition costs, all of which was repaid during the year.

     A member of the Company's Board of Directors serves as president of a consulting firm which was paid a $150,000 fee during 1997 in connection with the ABBA acquisition.

     A member of the Company's Board of Directors is a partner in a merchant banking firm which provided services to the Company related to obtaining financing and completing certain acquisitions. During 1997, this firm earned $1,120,000 for these services.

(10) SEGMENT INFORMATION:

     The Company monitors its salon distribution operations by the hair-care, nail-care, skin and body care, and appliances and sundries product categories. Distribution of the product takes place primarily throughout the United States.

     Management monitors and evaluates the financial performance of the Company's operations by its current four operating segments.

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

     The following operating segment information includes financial information (in thousands) for all four of the Company's operating segments.

DECEMBER 31, 1998

                             HAIR      NAIL     SKIN AND     APPLIANCES
                             CARE      CARE     BODY CARE   AND SUNDRIES   PARENT    ELIMINATIONS    TOTAL
                            -------   -------   ---------   ------------   -------   ------------   --------
Net sales.................  $29,224   $18,902    $32,937      $ 9,310      $    --    $      --     $ 90,373
Operating income..........    4,385     3,467      8,852        3,489       (2,179)          --       18,014
Depreciation..............       74       150        968           88           62           --        1,342
Total assets..............   97,571    46,796     87,665       30,326       92,093     (135,253)     219,198
Capital expenditures......       25       134        661          146          296           --        2,557

DECEMBER 31, 1997

                              HAIR      NAIL     SKIN AND     APPLIANCES
                              CARE      CARE     BODY CARE   AND SUNDRIES   PARENT    ELIMINATIONS    TOTAL
                             -------   -------   ---------   ------------   -------   ------------   -------
Net sales..................  $ 8,768   $12,545    $15,681       $1,114      $    --     $     --     $38,108
Operating income...........    2,352     2,226      5,914          268       (1,609)          --       9,151
Depreciation...............       --       141        208           14           20           --         383
Total assets...............   27,180    20,757     50,289        1,842       25,238      (32,817)     92,489
Capital expenditures.......       --        90        275            2          215           --         582

DECEMBER 31, 1996

                                 HAIR    NAIL     SKIN AND     APPLIANCES
                                 CARE    CARE     BODY CARE   AND SUNDRIES   PARENT   ELIMINATIONS    TOTAL
                                 ----   -------   ---------   ------------   ------   ------------   -------
Net sales......................   $--   $   697    $   337        $ 49       $   --     $    --      $ 1,083
Operating income...............   --         11          5         (19)        (222)         --         (225)
Depreciation...................   --          4          6          --            1          --           11
Total assets...................   --     15,066     12,542         663        6,156      (2,193)      32,234
Capital expenditures...........   --         --         --          --           46          --           46

     Sales to a major U.S. beauty supply chain as a percentage of total net sales approximated 25% for the period from November 27, 1996 to December 31, 1996. During 1997, this customer accounted for approximately 13% of the total net sales of the Company. During 1998, sales to any single customer as a percentage of total net sales did not exceed 10%.

(11) COMMITMENTS AND CONTINGENCIES:

  Legal Matters

     The Company is party to certain legal matters arising in the ordinary course of its business. In management's opinion, as of December 31, 1998, the expected outcome of such matters will not have a material impact on the Company's financial position or results of operations.

  Operating Leases

     The Company leases certain equipment and office and warehouse space under noncancelable operating leases. Rent expense related to these lease agreements totaled approximately $12,000, $313,000 and

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

$1,132,000 for the period from November 27, 1996 to December 31, 1996 and for the years ended December 31, 1997 and 1998.

     Future lease payments under noncancelable operating leases are as follows:

YEARS ENDING
DECEMBER 31,
------------
  1999..................................................  $ 2,330,000
  2000..................................................    2,117,000
  2001..................................................    1,526,000
  2002..................................................    1,261,000
  2003..................................................      950,000
  Thereafter............................................    4,815,000
                                                          -----------
                                                          $12,999,000
                                                          ===========

  Retirement Plans

     On April 1, 1998, the Company adopted the Styling Technology Corporation 401(k) Plan (the "401(k) Plan"). The 401(k) Plan allows eligible employees to contribute up to 20% of their annual pre-tax compensation. The Company will make a matching contribution of 50% of the first 5% of the employee's contribution. Generally, employees are eligible to participate at the first calendar quarter following 90 days of continuous service. Collective bargaining units are excluded from participation. Vesting in the Company's matching contribution is 25% per year of service; the employee would be 100% vested after four years of service. The Company made payments to this 401(k) Plan in the sum of $98,000 during 1998. An employee's unvested portion of the Company match goes back to the 401(k) Plan upon a termination distribution. Forfeited amounts are first applied toward 401(k) Plan expenses and are then applied toward future matching contributions.

     Four of the Company's divisions or subsidiaries had other 401(k) plans in place at the time of the acquisition. With the April 1, 1998 adoption of the 401(k) Plan, these four plans are no longer active. All participants of these plans are eligible to participate in the Company's 401(k) Plan. Ultimately, these plans will be terminated. Active employees who had participated in these plans may have the opportunity to roll existing balances into the 401(k) Plan or to their personal IRA. Terminated employees will have the opportunity to rollover to their IRA or receive a direct distribution.

     Another of the Company's Subsidiaries, Ft. Pitt Acquisition, Inc., ("Ft. Pitt") sponsors a 401(k) plan ("Ft. Pitt 401(k) Plan") for its separate employees. All full time Ft. Pitt employees, except employees covered by a union plan, are eligible to participate. The Ft. Pitt 401(k) Plan allows employees to contribute up to 20% of their annual pre-tax compensation. Ft. Pitt will match 20% of the employees' deferral, subject to a six year vesting schedule. The Ft. Pitt 401(k) Plan also provides for discretionary profit-sharing contributions. During 1998, Ft. Pitt made matching contributions of approximately $11,000. Ft. Pitt made a discretionary profit sharing contribution of $20,000 in 1998.

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

(12) VENDOR CONCENTRATION:

     As part of the Company's strategy, the Company uses third parties to manufacture the majority of the Company's products. One of these third party suppliers accounted for approximately 15% of the total cost of sales for the year ended December 31, 1997. During 1998, purchases from a single supplier as a percentage of total purchases did not exceed 10%.

(13) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

     The Notes described in Note 6 are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by all of the Company's wholly owned current and future subsidiaries.

     The financial statements presented below include the combined financial position as of December 31, 1997 and 1998; the results of operations for the period from November 27, 1996 to December 31, 1996 and for the years ended December 31, 1997 and 1998; and the statements of cash flows for the period from November 27, 1996 to December 31, 1996 and for the years ended December 31, 1997 and 1998 of Styling Technology Corporation (Parent); guarantor subsidiaries (Guarantors) and the non-guarantor subsidiaries (Non-guarantors).

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

BALANCE SHEET

                                                              AS OF DECEMBER 31, 1997 (IN THOUSANDS)
                                                  ---------------------------------------------------------------
                                                                             NON-
                                                   PARENT    GUARANTORS   GUARANTORS   ELIMINATING   CONSOLIDATED
                                                  --------   ----------   ----------   -----------   ------------
                                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................  $  2,850    $   213        $--        $      --      $  3,063
  Accounts receivable, net......................     9,854      4,442         --               --        14,296
  Inventories, net..............................     5,882      5,069         --               --        10,951
  Prepaid expenses and other current assets.....     1,581        539         --               --         2,120
  Due to/from affiliates........................   (2,321)      2,321         --               --            --
                                                  --------    -------        ---        ---------      --------
          Total current assets..................    17,846     12,584         --               --        30,430
PROPERTY AND EQUIPMENT, net.....................     1,558      1,082         --               --         2,640
GOODWILL AND OTHER INTANGIBLES, net.............    26,106     30,400         --               --        56,506
OTHER ASSETS....................................     2,902         11         --               --         2,913
INVESTMENT IN SUBSIDIARIES, net.................    39,467         --         --         (39,467)            --
                                                  --------    -------        ---        ---------      --------
                                                  $ 87,879    $44,077        $--        $(39,467)      $ 92,489
                                                  ========    =======        ===        =========      ========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..............................  $  4,661    $ 2,404        $--        $      --      $  7,065
  Accrued liabilities...........................     1,481      2,189         --               --         3,670
  Current portion of long-term debt and other...     5,630         17         --               --         5,647
                                                  --------    -------        ---        ---------      --------
          Total current liabilities.............    11,772      4,610         --               --        16,382
                                                  --------    -------        ---        ---------      --------
DEFERRED INCOME TAXES...........................       162         --         --               --           162
                                                  --------                                             --------
LONG-TERM DEBT AND OTHER, less current
  portion.......................................    47,377         --         --               --        47,377
                                                  --------    -------        ---        ---------      --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock...............................        --         --         --               --            --
  Common stock..................................         1         --         --               --             1
  Additional paid-in capital....................    27,875     36,768         --         (36,768)        27,875
  Retained earnings.............................     2,492      2,699         --          (2,699)         2,492
  Treasury stock................................   (1,800)         --         --               --       (1,800)
                                                  --------    -------        ---        ---------      --------
          Total stockholders' equity............    28,568     39,467         --         (39,467)        28,568
                                                  --------    -------        ---        ---------      --------
                                                  $ 87,879    $44,077        $--        $(39,467)      $ 92,489
                                                  ========    =======        ===        =========      ========

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

BALANCE SHEET

                                                               AS OF DECEMBER 31, 1998 (IN THOUSANDS)
                                                  ----------------------------------------------------------------
                                                                              NON-
                                                   PARENT     GUARANTORS   GUARANTORS   ELIMINATING   CONSOLIDATED
                                                  ---------   ----------   ----------   -----------   ------------
                                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................  $   2,867    $   343      $   813      $      --      $  4,023
  Accounts receivable, net......................     17,614      8,830        5,882             --        32,326
  Inventories, net..............................     13,232     10,060        2,083             --        25,375
  Prepaid expenses and other current assets.....      1,013        695           83             --         1,791
  Due to/from affiliates........................      2,314      5,545       (7,859)            --            --
                                                  ---------    -------      -------      ---------      --------
          Total current assets..................     37,040     25,473        1,002             --        63,515
PROPERTY AND EQUIPMENT, net.....................      3,625      1,626          111             --         5,362
GOODWILL AND OTHER INTANGIBLES, net.............     37,128     52,509       49,929             --       139,566
OTHER ASSETS....................................     10,452        118          185             --        10,755
INVESTMENT IN SUBSIDIARIES, net.................    104,386         --           --       (104,386)           --
                                                  ---------    -------      -------      ---------      --------
                                                  $ 192,631    $79,726      $51,227      $(104,386)     $219,198
                                                  =========    =======      =======      =========      ========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..............................  $   8,784    $ 2,960      $   924      $      --      $ 12,668
  Accrued liabilities...........................      1,884      5,841        2,642             --        10,367
  Current portion of long-term debt and other...      1,309        357        1,102             --         2,768
                                                  ---------    -------      -------      ---------      --------
          Total current liabilities.............     11,977      9,158        4,668             --        25,803
                                                  ---------    -------      -------      ---------      --------
DEFERRED INCOME TAXES...........................      6,475         --       12,741             --        19,216
                                                  ---------                 -------                     --------
LONG-TERM DEBT AND OTHER, less current
  portion.......................................    140,366         --           --             --       140,366
                                                  ---------    -------      -------      ---------      --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock...............................         --         --           --             --            --
  Common stock..................................          1         --           --             --             1
  Additional paid-in capital....................     29,038     61,770       32,527        (94,297)       29,038
  Retained earnings.............................      6,574      8,798        1,291        (10,089)        6,574
  Treasury stock................................     (1,800)        --           --             --        (1,800)
                                                  ---------    -------      -------      ---------      --------
          Total stockholders' equity............     33,813     70,568       33,818       (104,386)       33,813
                                                  ---------    -------      -------      ---------      --------
                                                  $ 192,631    $79,726      $51,227      $(104,386)     $219,198
                                                  =========    =======      =======      =========      ========

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

STATEMENT OF OPERATIONS

                                                         NOVEMBER 27, 1996 TO DECEMBER 31, 1996
                                              -------------------------------------------------------------
                                                                       NON-
                                              PARENT   GUARANTORS   GUARANTORS   ELIMINATING   CONSOLIDATED
                                              ------   ----------   ----------   -----------   ------------
Net sales...................................  $  386      $697        $   --        $ --          $1,083
Cost of sales...............................     162       409            --          --             571
                                              ------      ----        ------        ----          ------
Gross profit................................     224       288            --          --             512
Selling, general and administrative
  expenses..................................     460       277            --          --             737
                                              ------      ----        ------        ----          ------
Income (loss) from operations...............    (236)       11            --          --            (225)
Interest (expense) and other income, net....       2        --            --          --               2
                                              ------      ----        ------        ----          ------
Income before income taxes..................    (234)       11            --          --            (223)
Provision for (benefit from) income taxes...     (84)       12            --          --             (72)
Income (loss) from wholly owned
  subsidiaries..............................      (1)       --            --           1              --
                                              ------      ----        ------        ----          ------
Net loss....................................  $ (151)     $ (1)       $   --        $  1          $ (151)
                                              ======      ====        ======        ====          ======

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

STATEMENT OF OPERATIONS

                                                    FOR THE YEAR ENDED DECEMBER 31, 1997 (IN THOUSANDS)
                                               --------------------------------------------------------------
                                                                         NON-
                                               PARENT    GUARANTORS   GUARANTORS   ELIMINATING   CONSOLIDATED
                                               -------   ----------   ----------   -----------   ------------
Net sales....................................  $16,796    $21,312       $   --       $    --       $38,108
Cost of sales................................    6,348     10,408           --            --        16,756
                                               -------    -------       ------       -------       -------
Gross profit.................................   10,448     10,904           --            --        21,352
Selling, general and administrative
  expenses...................................    5,874      6,327           --            --        12,201
                                               -------    -------       ------       -------       -------
Income from operations.......................    4,574      4,577           --            --         9,151
Interest expense and other, net..............   (1,789)       (58)          --            --        (1,847)
                                               -------    -------       ------       -------       -------
Income before extraordinary item and income
  taxes......................................    2,785      4,519           --            --         7,304
Provision for income taxes...................    1,279      1,818           --            --         3,097
                                               -------    -------       ------       -------       -------
Income before extraordinary item.............    1,506      2,701           --            --         4,207
Extraordinary item, net......................   (1,377)        --           --            --        (1,377)
Income from wholly owned subsidiaries........    2,701         --           --        (2,701)           --
                                               -------    -------       ------       -------       -------
Net income...................................  $ 2,830    $ 2,701       $   --       $(2,701)      $ 2,830
                                               =======    =======       ======       =======       =======

STATEMENT OF OPERATIONS

                                                    FOR THE YEAR ENDED DECEMBER 31, 1998 (IN THOUSANDS)
                                               --------------------------------------------------------------
                                                                         NON-
                                               PARENT    GUARANTORS   GUARANTORS   ELIMINATING   CONSOLIDATED
                                               -------   ----------   ----------   -----------   ------------
Net sales....................................  $37,965    $40,326      $12,082       $    --       $90,373
Cost of sales................................   15,908     18,470        4,844            --        39,222
                                               -------    -------      -------       -------       -------
Gross profit.................................   22,057     21,856        7,238            --        51,151
Selling, general and administrative
  expenses...................................   14,171     11,325        7,219            --        32,715
Centralization and Reengineering Costs.......      422         --           --            --           422
                                               -------    -------      -------       -------       -------
Income from operations.......................    7,464     10,531           19            --        18,014
Interest income (expense) and other, net.....   (9,302)        --           96            --        (9,206)
                                               -------    -------      -------       -------       -------
Income (loss) before extraordinary item......   (1,838)    10,531          115            --         8,808
Provision (benefit) for income taxes.........     (816)     4,402           49            --         3,635
                                               -------    -------      -------       -------       -------
Income (loss) before extraordinary item......   (1,022)     6,129           66            --         5,173
Extraordinary item, net......................   (1,091)        --           --            --        (1,091)
Income from wholly owned subsidiaries........    6,129         --           --        (6,129)           --
                                               -------    -------      -------       -------       -------
Net income...................................  $ 4,016    $ 6,129      $    66       $(6,129)      $ 4,082
                                               =======    =======      =======       =======       =======

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOW

                                                    AS OF NOVEMBER 27, 1996 TO DECEMBER 31, 1996 (IN THOUSANDS)
                                                  ---------------------------------------------------------------
                                                                             NON-
                                                   PARENT    GUARANTORS   GUARANTORS   ELIMINATING   CONSOLIDATED
                                                  --------   ----------   ----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss......................................  $   (151)     $ (1)        $ --         $  1         $  (151)
  Adjustments to reconcile net loss to net cash
     provided by (used in) in operating
     activities:
     Depreciation and amortization..............        93         4           --           --              97
     Change in certain assets and liabilities --
       Accounts receivable, net.................       390       142           --           --             532
       Inventory, net...........................       (28)        7           --           --             (21)
       Prepaid expenses and other assets........       (67)       31           --           --             (36)
       Accounts payable and accrued
          liabilities...........................      (756)      (32)          --           --            (788)
       Due to/from affiliates, net..............         2        (1)          --           (1)             --
                                                  --------      ----         ----         ----         -------
          Net cash provided by (used in)
            operating activities................      (517)      150           --           --            (367)
                                                  --------      ----         ----         ----         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of acquired business, net of cash
     acquired...................................   (20,523)       --           --           --         (20,523)
  Purchasing of property, and equipment.........       (46)       --           --           --             (46)
  Change in other assets, net...................        --        --           --           --              --
                                                  --------      ----         ----         ----         -------
          Net cash used in investing
            activities..........................   (20,569)       --           --           --         (20,569)
                                                  --------      ----         ----         ----         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of
     offering and acquisition costs.............    27,227        --           --           --          27,227
  Purchase of treasury stock....................    (1,800)       --           --           --          (1,800)
                                                  --------      ----         ----         ----         -------
          Net cash provided by financing
            activities..........................    25,427        --           --           --          25,427
                                                  --------      ----         ----         ----         -------
INCREASE IN CASH AND CASH EQUIVALENTS...........     4,341       150           --           --           4,491
                                                  --------      ----         ----         ----         -------
CASH AND CASH EQUIVALENTS, beginning of
  period........................................        --        --           --           --              --
                                                  --------      ----         ----         ----         -------
CASH AND CASH EQUIVALENTS, end of period........  $  4,341      $150         $ --         $ --         $ 4,491
                                                  ========      ====         ====         ====         =======

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

                                                              FOR THE YEAR ENDED DECEMBER 31, 1997 (IN THOUSANDS)
                                                        ---------------------------------------------------------------
                                                                                   NON-
                                                         PARENT    GUARANTORS   GUARANTORS   ELIMINATING   CONSOLIDATED
                                                        --------   ----------   ----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income..........................................  $  2,830    $ 2,701        $--         $(2,701)      $  2,830
  Adjustments to reconcile net income to net cash
     provided by (used in) in operating activities:
     Depreciation and amortization....................     1,058        788         --              --          1,846
     Interest accretion on note payable...............         6        168         --              --            174
     Extraordinary loss on early extinguishment of
       debt...........................................     1,377         --         --              --          1,377
     Change in certain assets and liabilities
       Accounts receivable, net.......................    (5,227)    (2,178)        --              --         (7,405)
       Inventories, net...............................    (2,063)      (929)        --              --         (2,992)
       Prepaid expenses and other assets..............    (1,825)        95         --              --         (1,730)
       Accounts payable and accrued liabilities.......     1,405      2,115         --              --          3,520
       Due to/from affiliates, net....................      (507)    (2,194)        --          (2,701)            --
                                                        --------    -------        ---         -------       --------
          Net cash provided by (used in) operating
            activities................................    (2,946)       566         --              --         (2,380)
                                                        --------    -------        ---         -------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchasing of property and equipment................      (518)       (64)        --              --           (582)
  Purchase of acquired business, net of cash
     acquired.........................................   (45,131)       (19)        --              --        (45,150)
  Change in other assets..............................        --         --         --              --             --
                                                        --------    -------        ---         -------       --------
          Net cash provided by (used in) investing
            activities................................   (45,649)       (83)        --              --        (45,732)
                                                        --------    -------        ---         -------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from credit facility, net of financing
     costs............................................    71,633         --         --              --         71,633
  Payments on long-term debt..........................   (24,472)      (477)        --              --        (24,949)
                                                        --------    -------        ---         -------       --------
          Net cash provided by (used in) financing
            activities................................    47,161       (477)        --              --         46,684
                                                        --------    -------        ---         -------       --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......    (1,434)         6         --              --         (1,428)
                                                        --------    -------        ---         -------       --------
CASH AND CASH EQUIVALENTS, beginning of period........     4,288        203         --              --          4,491
                                                        --------    -------        ---         -------       --------
CASH AND CASH EQUIVALENTS, end of period..............  $  2,854    $   209        $--         $    --       $  3,063
                                                        ========    =======        ===         =======       ========

                STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOW

                                                         FOR THE YEAR ENDED DECEMBER 31, 1998 (IN THOUSANDS)
                                                                              NON-
                                                    PARENT    GUARANTORS   GUARANTORS   ELIMINATING   CONSOLIDATED
                                                   --------   ----------   ----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.....................................  $  4,016    $ 6,129      $    66       $(6,129)      $  4,082
  Adjustments to reconcile net income to net cash
     in operating activities:
     Depreciation and amortization...............     2,993      1,839          355            --          5,187
     Interest accretion on note payable..........       159         --           --            --            159
     Extraordinary loss on early extinguishment
       of debt...................................     1,091         --           --            --          1,091
     Change in certain assets and liabilities
       Accounts receivable, net..................    (6,106)    (3,217)      (1,226)           --        (10,549)
       Inventories, net..........................    (3,773)    (5,329)         738            --         (8,364)
       Prepaid expenses and other assets.........      (471)       (51)         324            --           (198)
       Accounts payable and accrued
          liabilities............................    (2,124)     2,641        1,290            --          1,807
       Due to/from affiliates, net...............   (16,297)     1,085        9,083         6,129             --
                                                   --------    -------      -------       -------       --------
          Net cash provided by (used in)
            operating activities.................   (20,512)     3,097       10,630            --         (6,785)
                                                   --------    -------      -------       -------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchasing of property, plant and equipment....    (1,766)      (174)         (22)           --         (1,962)
  Purchasing of acquired business, net of cash
     acquired....................................   (62,677)        --           --            --        (62,677)
  Change in other assets.........................     2,978     (2,510)      (4,719)           --         (4,251)
                                                   --------    -------      -------       -------       --------
          Net cash provided by (used in)
            investing activities.................   (61,465)    (2,684)      (4,741)           --        (68,890)
                                                   --------    -------      -------       -------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from credit facility, net of financing
     costs.......................................    47,298         --           --            --         47,298
  Proceeds from bond offering, net of offering
     costs.......................................    96,400         --           --            --         96,400
  Exercise of stock options......................     1,163         --           --            --          1,163
  Payments on long-term debt.....................   (63,130)       (19)      (5,077)           --        (68,226)
                                                   --------    -------      -------       -------       --------
          Net cash provided by (used in)
            financing activities.................    81,731        (19)      (5,077)           --         76,635
                                                   --------    -------      -------       -------       --------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS....................................      (246)       394          812            --            960
                                                   --------    -------      -------       -------       --------
CASH AND CASH EQUIVALENTS, beginning of period...     2,850        213           --            --          3,063
                                                   --------    -------      -------       -------       --------
CASH AND CASH EQUIVALENTS, end of period.........  $  2,604    $   607      $   812       $    --       $  4,023
                                                   ========    =======      =======       =======       ========

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

                            GENA LABORATORIES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                              COMMON STOCK     ADDITIONAL                    TOTAL
                                            ----------------    PAID-IN      RETAINED    STOCKHOLDERS'
                                            SHARES   AMOUNT     CAPITAL      EARNINGS       EQUITY
                                            ------   -------   ----------   ----------   -------------
BALANCE AT FEBRUARY 28, 1993..............  2,000    $10,000    $88,303     $1,687,828    $1,786,131
  Net income..............................     --         --         --        278,486       278,486
  Net change in unrealized holding loss...     --         --         --          1,006         1,006
                                            -----    -------    -------     ----------    ----------
BALANCE AT FEBRUARY 28, 1994..............  2,000     10,000     88,303      1,967,320     2,065,623
  Net income..............................     --         --         --        231,542       231,542
  Net change in unrealized holding loss...     --         --         --        (22,205)      (22,205)
                                            -----    -------    -------     ----------    ----------
BALANCE AT FEBRUARY 28, 1995..............  2,000     10,000     88,303      2,176,657     2,274,960
  Net income..............................     --         --         --        316,627       316,627
  Net change in unrealized holding loss...     --         --         --         31,501        31,501
                                            -----    -------    -------     ----------    ----------
BALANCE AT FEBRUARY 29, 1996..............  2,000     10,000     88,303      2,524,785     2,623,088
  Net income for the period March 1, 1996
     to November 26, 1996.................     --         --         --        528,611       528,611
  Distributions to stockholders...........     --         --         --       (513,000)     (513,000)
                                            -----    -------    -------     ----------    ----------
BALANCE AT NOVEMBER 26, 1996..............  2,000    $10,000    $88,303     $2,540,396    $2,638,699
                                            =====    =======    =======     ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                            GENA LABORATORIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                               FOR THE PERIOD
                                                             FOR THE YEARS ENDED               MARCH 1, 1996
                                                  ------------------------------------------         TO
                                                  FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 29,    NOVEMBER 26,
                                                      1994           1995           1996            1996
                                                  ------------   ------------   ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................   $ 278,486      $ 231,542      $ 316,627       $ 528,611
  Adjustments to reconcile net income to net
     cash used in operating activities --
     Depreciation and amortization..............     114,021        155,185        168,685          37,939
     Loss on sale of securities on fixed
       assets...................................          --         32,513             --              --
     Decrease (increase) in accounts
       receivable...............................      38,647       (157,714)      (102,407)         90,671
     Decrease (increase) in inventory...........     (14,638)      (118,638)      (248,353)        (24,975)
     Decrease (increase) in other assets........      80,863        (30,814)       (51,449)       (228,444)
     (Decrease) increase in accounts payable and
       accrued liabilities......................    (122,813)       210,426        (51,360)         14,157
                                                   ---------      ---------      ---------       ---------
          Net cash provided by (used in)
            operating activities................     374,566        322,500         31,743         417,959
                                                   ---------      ---------      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..........................    (331,996)       (23,648)       (25,200)        (11,886)
  Cost incurred to acquire new businesses.......    (180,213)      (140,000)            --              --
  Proceeds from sale of investments.............          --             --             --          46,500
                                                   ---------      ---------      ---------       ---------
          Net cash provided by (used in)
            investing activities................    (512,209)      (163,648)       (25,200)         34,614
                                                   ---------      ---------      ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments of) long-term debt,
     net........................................     178,585       (136,668)      (146,224)       (137,098)
  Distributions to stockholders.................          --             --             --        (513,000)
                                                   ---------      ---------      ---------       ---------
          Net cash provided by (used in)
            financing activities................     178,585       (136,668)      (146,224)       (650,098)
                                                   ---------      ---------      ---------       ---------
NET INCREASE (DECREASE) IN CASH.................      40,942         22,184       (139,681)       (197,525)
CASH AND CASH EQUIVALENTS, beginning of
  period........................................     327,199        368,141        390,325         250,644
                                                   ---------      ---------      ---------       ---------
CASH AND CASH EQUIVALENTS, end of period........   $ 368,141      $ 390,325      $ 250,644       $  53,119
                                                   =========      =========      =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Interest paid.................................   $   8,325      $  54,401      $  43,259       $  23,871
                                                   =========      =========      =========       =========
  Income taxes paid.............................   $ 137,580      $ 127,609      $ 232,417       $ 195,860
                                                   =========      =========      =========       =========
FIXED ASSETS AND NEW BUSINESSES ACQUIRED THROUGH
  FINANCING TRANSACTIONS........................   $ 528,449      $  24,911      $      --       $      --
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
                                                                ========        ========

                            GENA LABORATORIES, INC.

     The following is a reconciliation of income taxes provided at the federal statutory rate with income taxes recorded by the Company:

                                                                                       FOR THE PERIOD
                                                     FOR THE YEARS ENDED               MARCH 1, 1996
                                          ------------------------------------------         TO
                                          FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 29,    NOVEMBER 26,
                                              1994           1995           1996            1996
                                          ------------   ------------   ------------   --------------
Tax provision at statutory rate.........    $148,614       $122,790       $170,482        $280,824
Expense of permanent differences
  resulting from the recognition of
  interest income and travel and
  entertainment expenses, and the effect
  of state taxes........................       9,999          6,816         14,308          16,520
                                            --------       --------       --------        --------
          Income tax provision..........    $158,613       $129,606       $184,790        $297,344
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

                                          /s/  ARTHUR ANDERSEN LLP

Phoenix, Arizona,
  March 21, 1997.

                                  BODY DRENCH
                    (A DIVISION OF DESIGNS BY NORVELL, INC.)

                                 BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1994          1995
                                                              ----------    ----------
                                        ASSETS
CURRENT ASSETS:
  Accounts receivable, net of allowance for doubtful
     accounts of $89,841 and $58,242, respectively..........  $1,396,048    $1,234,966
  Inventories...............................................   3,052,783     3,078,656
  Other current assets......................................       5,152       150,713
                                                              ----------    ----------
          Total current assets..............................   4,453,983     4,464,335
                                                              ----------    ----------
EQUIPMENT, net of accumulated depreciation of $245,424 and
  $297,176, respectively....................................     167,697       316,443
                                                              ----------    ----------
          Total assets......................................  $4,621,680    $4,780,778
                                                              ==========    ==========
                          LIABILITIES AND OWNER'S INVESTMENT
CURRENT LIABILITIES:
  Accounts payable..........................................  $2,550,654    $3,221,337
  Bank overdraft............................................     651,953       274,810
  Accrued expenses and other................................     296,546       257,813
                                                              ----------    ----------
          Total current liabilities.........................   3,499,153     3,753,960
                                                              ----------    ----------
COMMITMENTS AND CONTINGENCIES (Note 5)
OWNER'S INVESTMENT..........................................   1,122,527     1,026,818
                                                              ----------    ----------
          Total liabilities and owner's investment..........  $4,621,680    $4,780,778
                                                              ==========    ==========

The accompanying notes to the financial statements are an integral part of these balance sheets.

                                  BODY DRENCH
                    (A DIVISION OF DESIGNS BY NORVELL, INC.)

                            STATEMENTS OF OPERATIONS

                                                                                       FOR THE PERIOD
                                                                                       JANUARY 1, 1996
                                                     YEARS ENDED DECEMBER 31,                TO
                                              --------------------------------------    NOVEMBER 26,
                                                 1993         1994          1995            1996
                                              ----------   -----------   -----------   ---------------
NET SALES...................................  $6,653,488   $11,138,369   $11,871,171     $9,642,980
COST OF SALES...............................   4,039,843     6,342,770     6,426,775      5,867,104
                                              ----------   -----------   -----------     ----------
GROSS PROFIT................................   2,613,645     4,795,599     5,444,396      3,775,876
SELLING, GENERAL
  AND ADMINISTRATIVE EXPENSES...............   2,054,919     4,075,756     4,883,265      4,004,728
                                              ----------   -----------   -----------     ----------
INCOME FROM OPERATIONS......................     558,726       719,843       561,131       (228,852)
                                              ----------   -----------   -----------     ----------
INTEREST EXPENSE............................      30,159            --        87,585             --
                                              ----------   -----------   -----------     ----------
INCOME BEFORE PROVISION FOR INCOME TAXES....     528,567       719,843       473,546       (228,852)
PROVISION (BENEFIT) FOR INCOME TAXES........     200,855       273,540       179,947        (91,541)
                                              ----------   -----------   -----------     ----------
NET INCOME (LOSS)...........................  $  327,712   $   446,303   $   293,599     $ (137,311)
                                              ----------   -----------   -----------     ----------

   The accompanying notes are an integral part of these financial statements.

                                  BODY DRENCH
                    (A DIVISION OF DESIGNS BY NORVELL, INC.)

                  STATEMENTS OF CHANGES IN OWNER'S INVESTMENT

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

                          JDS MANUFACTURING CO., INC.

                            STATEMENTS OF OPERATIONS

                                                                                    FOR THE PERIOD
                                                                                    OCTOBER 1, 1996
                                              FOR THE YEARS ENDED SEPTEMBER 30,           TO
                                             ------------------------------------    NOVEMBER 26,
                                                1994         1995         1996           1996
                                             ----------   ----------   ----------   ---------------
SALES......................................  $3,577,779   $3,367,599   $3,113,682      $613,142
COST OF SALES..............................   1,651,965    1,550,155    1,407,128       275,513
                                             ----------   ----------   ----------      --------
          Gross profit.....................   1,925,814    1,817,444    1,706,554       337,629
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES.................................   1,981,928    1,843,871    1,614,505       257,784
                                             ----------   ----------   ----------      --------
          Income (loss) from operations....     (56,114)     (26,427)      92,049        79,845
OTHER INCOME, net..........................      44,191       41,951       35,272         1,263
                                             ----------   ----------   ----------      --------
INCOME (LOSS) BEFORE PROVISION FOR INCOME
  TAXES....................................     (11,923)      15,524      127,321        81,108
PROVISION FOR INCOME TAXES.................       4,571        6,950       58,345        35,688
                                             ----------   ----------   ----------      --------
NET INCOME (LOSS)..........................  $  (16,494)  $    8,574   $   68,976      $ 45,420
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

(5) NOTES PAYABLE TO SHAREHOLDERS:

     Notes payable to shareholders consisted of the following:

                                                              DECEMBER 31,
                                                                  1995
                                                              ------------
Note payable dated December 8, 1993, interest at a bank's
  reference rate plus 1.25% (11% at December 31, 1995),
  maturing January 15, 2004.................................   $ 120,000
Note payable dated December 8, 1993, interest at a bank's
  reference rate plus 1.25% (11% at December 31, 1995),
  maturing January 15, 2004.................................     120,000
Note payable dated December 8, 1993, interest at a bank's
  reference rate plus 1.25% (11% at December 31, 1995),
  maturing January 31, 2004.................................     270,000
Note payable dated May 3, 1995, interest at a bank's
  reference rate plus 1.25% (11% at December 31, 1995),
  maturing January 31, 2004.................................      70,000
Note payable dated June 5, 1995, interest at a bank's
  reference rate plus 1.25% (11% at December 31, 1995),
  maturing January 31, 2004.................................      30,000
                                                               ---------
                                                                 610,000
Less current maturities.....................................    (270,000)
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

                                                                     SCHEDULE II

                         STYLING TECHNOLOGY CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                              1996     1997       1998
                                                              ----    -------    -------
                                                                    (IN THOUSANDS)
Allowance for doubtful accounts:
  Balance at beginning of year..............................  $ --    $   427    $ 1,032
  Provision.................................................   427        710      2,710
  Write-offs................................................    --       (105)      (860)
                                                              ----    -------    -------
  Balance at end of year....................................  $427    $ 1,032    $ 2,882
                                                              ====    =======    =======

EXHIBIT NO.                          EXHIBIT INDEX
-----------                          -------------
 3.1          First Amended and Restated Certificate of Incorporation of
              the Registrant
 3.2          Certificate of Amendment of Certificate of Incorporation(1)
 3.3          Bylaws of the Registrant(1)
 4.1          Specimen of Stock Certificate(1)
 4.2          Specimen of Redeemable Common Stock Warrant(1)
 4.3          Form of Warrant issued to Credit Agricole Indosuez(2)
 4.4          Form of Warrant issued to Bank Boston N.A.(3)
 4.5          Indenture dated as of June 23, 1998, by and among the
              Company, the Guarantors Signatories thereto, and State
              Street Bank and Trust Company of California, N.A.(4)
 4.6          Form of Global Notes(4)
 4.8          Rights Agreement, dated February 23, 1999, between Styling
              Technology Corporation and American Securities Transfer &
              Trust Inc., as Rights Agent, together with the following
              exhibits thereto: Exhibit A-Form of Certificate of
              Designation of Series A Junior Participating Preferred Stock
              of Styling Technology Corporation; Exhibit B-Form of Right
              Certificate; Exhibit C -- Summary of Rights to Purchase
              Shares of Preferred Stock of Styling Technology
              Corporation.(5)
10.5          Employment Agreement between Registrant and Sam L.
              Leopold(1)
10.11         1996 Stock Option Plan(1)
10.19         Asset Purchase Agreement dated as of October 31, 1997 among the Registrant, Inverness Corporation, and Inverness (UK)
              Limited.(6)
10.20         Transition and Manufacturing Agreement dated as of December
              10, 1997 the Registrant and Inverness Corporation.(6)
10.23         Stock Purchase Agreement dated as of June 23, 1998 among the
              Company and the former shareholders of European Touch, Ltd.
              II(7)
10.24         Credit Agreement dated June 30, 1998 among the Company,
              BankBoston, N.A., and NationsBank, N.A.(8)
10.25         Stock Purchase Agreement dated as of August 3, 1998, among the Company, Kevin T. Weir, Carol M. Weir, and Dennis M.
              Katawczik(6)
10.26         1998 Employee Stock Option Plan
12            Computation of Ratio of Earnings to Fixed Charges
21            Subsidiaries of Registrant
23.1          Consent of Arthur Andersen LLP
27            Financial Data Schedules

---------------
 (1) Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 333-12469) filed September 20, 1996 and declared effective November 12, 1996.

 (2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission (the "Commission") on August 14, 1997.

 (3) Quarterly Report on Form 10-Q as filed with the Commission on November 14, 1997.

 (4) Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-61035) filed August 7, 1998 and declared effective September 18, 1998.

 (5) Incorporated by reference to the Registration Statement on Form 8-A as filed with the Commission on March 8, 1999

 (6) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed with the Commission on December 24, 1997.

 (7) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed with the Commission on July 8, 1998.

 (8) Incorporated by reference to Amendment No. 1 to Form S-4 (Registration No. 333-61035) filed September 17, 1998 and declared effective September 18, 1998.