Form 10-Q
period 1999-03-31
STYLING TECHNOLOGY CORP
filed 1999-05-17
CIK 1022832

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



/X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                         Commission File Number 0-21703


                         STYLING TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                   75-2665378
----------------------------------------         -------------------------------
    (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)

      7400 EAST TIERRA BUENA LANE
          SCOTTSDALE, ARIZONA                                 85260
----------------------------------------         -------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

                                 (480) 609-6000
                     --------------------------------------
              (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of the issuer's class of capital stock as of the latest practicable date, is as follows: 4,067,503 shares of Common Stock, $.0001 par value, as of May 14, 1999.

                         STYLING TECHNOLOGY CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
                  December 31, 1998 and March 31, 1999 ....................    3

              Condensed Consolidated Statements of Operations -
                  Three Months ended March 31, 1998 and March 31, 1999 ....    4

              Condensed Consolidated Statements of Cash Flows -
                  Three Months ended March 31, 1998 and March 31, 1999.....    5

              Notes to Condensed Consolidated Financial Statements.........    6

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................   16

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........   20

PART II.      OTHER INFORMATION

Item 1. Legal Proceedings..................................................   21

Item 2. Changes in Securities..............................................   21

Item 3. Defaults Upon Senior Securities....................................   21

Item 4. Submission of Matters to a Vote of Security Holders................   21

Item 5. Other Information..................................................   21

Item 6. Exhibits and Reports on Form 8-K...................................   21

ITEM 1.  FINANCIAL STATEMENTS

                         STYLING TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998

                                                                                          March 31,
                                                                      December 31,          1999
                                                                          1998           (Unaudited)
                                                                      -------------     -------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                          $   4,023,000     $   5,249,000
   Accounts receivable, net of allowance for doubtful
     accounts of $2,882,000 and $3,675,000                               32,326,000        42,318,000
   Inventories, net                                                      25,375,000        23,061,000
   Prepaid expenses and other current assets                              1,791,000         3,854,000
                                                                      -------------     -------------

                  Total current assets                                   63,515,000        74,482,000

PROPERTY AND EQUIPMENT, net                                               5,362,000         6,343,000

GOODWILL AND OTHER INTANGIBLES, net of accumulated
     amortization of approximately $4,749,000 and $6,129,000            139,566,000       138,400,000

OTHER ASSETS                                                             10,755,000        11,096,000
                                                                      -------------     -------------

                  Total assets                                        $219,198,000      $ 230,321,000
                                                                      ============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                   $  12,668,000     $  12,943,000
   Accrued liabilities                                                   10,367,000         8,333,000
   Current portion of long-term debt and other                            2,768,000         2,466,000
                                                                      -------------     -------------

                  Total current liabilities                              25,803,000        23,742,000
                                                                      -------------     -------------

DEFERRED INCOME TAXES                                                    19,216,000        19,216,000
                                                                      -------------     -------------

LONG-TERM DEBT AND OTHER, less current portion                          140,366,000       152,535,000
                                                                      -------------     -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value, 1,000,000 shares authorized,
     no shares issued and outstanding                                            --                --
   Common stock, $.0001 par value, 10,000,000 shares authorized,
     4,876,000 shares issued and 4,068,000 shares outstanding at
     December 31, 1998 and March 31, 1999                                     1,000             1,000
   Additional paid-in capital                                            29,038,000        29,038,000
   Retained earnings                                                      6,574,000         7,589,000
   Treasury stock                                                        (1,800,000)       (1,800,000)
                                                                      -------------     -------------

                  Total stockholders' equity                             33,813,000        34,828,000
                                                                      -------------     -------------

                  Total liabilities and stockholders' equity          $219,198,000      $ 230,321,000
                                                                      ============      =============

  The accompanying notes are an integral part of these condensed consolidated balance sheets

                         STYLING TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1999

                                                                     (Unaudited)
                                                              Three Months   Three Months
                                                                 Ended          Ended
                                                               March 31,      March 31,
                                                                 1998           1999
                                                              -----------    -----------
NET SALES                                                     $16,225,000    $34,252,000

COST OF SALES                                                   7,042,000     14,845,000
                                                              -----------    -----------

         Gross profit                                           9,183,000     19,407,000

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                      5,395,000     13,128,000

CENTRALIZATION AND REENGINEERING COSTS                                 --        660,000
                                                              -----------    -----------

                                                                5,395,000     13,788,000
                                                              -----------    -----------

         Income from operations                                 3,788,000      5,619,000

INTEREST EXPENSE                                                1,264,000      3,928,000
                                                              -----------    -----------

         Income before extraordinary item and income taxes      2,524,000      1,691,000

PROVISION FOR INCOME TAXES                                      1,085,000        676,000
                                                              -----------    -----------

         Net income                                           $ 1,439,000    $ 1,015,000
                                                              ===========    ===========

BASIC EARNINGS PER SHARE:


   Net income                                                 $      0.36    $      0.25
                                                              ===========    ===========

   Weighted average shares outstanding                          3,971,000      4,068,000
                                                              ===========    ===========

DILUTED EARNINGS PER SHARE:

   Net income                                                 $      0.34    $      0.24
                                                              ===========    ===========

   Weighted average shares outstanding                          4,278,000      4,205,000
                                                              ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         STYLING TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1999

                                                                               (Unaudited)
                                                                    Three months         Three months
                                                                       Ended                 Ended
                                                                   March 31, 1998        March 31, 1999
                                                                   --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $ 1,439,000          $  1,015,000
     Adjustments to reconcile net income to net cash used in
     operating activities:
          Depreciation and amortization                                  781,000             1,623,000
          Interest accretion on note payable                              44,000                    --
          Changes in certain assets and liabilities:
               Accounts receivable, net                               (1,309,000)           (9,992,000)
               Inventories, net                                          347,000             2,314,000
               Prepaid expenses and other assets                        (448,000)           (2,509,000)
               Accounts payable and accrued liabilities               (1,327,000)           (1,759,000)
                                                                     -----------          ------------
Net cash used in operating activities                                   (473,000)           (9,308,000)
                                                                     -----------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property, plant & equipment                            (341,000)           (1,110,000)
     Changes in investments, long term receivables and other            (886,000)              (54,000)
                                                                     -----------          ------------
Net cash used in investing activities                                 (1,227,000)           (1,164,000)
                                                                     -----------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from credit facility, net of financing costs             1,940,000            12,000,000
     Exercise of stock options                                            50,000                    --
     Repayment of notes payable and credit facility                     (825,000)             (302,000)
                                                                     -----------          ------------
Net cash provided by financing activities                              1,165,000            11,698,000
                                                                     -----------          ------------

CHANGE IN CASH AND CASH EQUIVALENTS                                     (535,000)            1,226,000

CASH AND CASH EQUIVALENTS, beginning of period                         3,063,000             4,023,000
                                                                     -----------          ------------

CASH AND CASH EQUIVALENTS, end of period                             $ 2,528,000          $  5,249,000
                                                                     -----------          ------------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         STYLING TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.           BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The statements presented do not include all information and footnotes required to be in conformity with generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations in interim periods are not necessarily indicative of results for a full year. These condensed consolidated financial statements and notes thereto should be read in conjunction with Styling Technology Corporation's (the Company) consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 1998. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the accompanying consolidated financial statements, and the reported amounts of the revenues and expenses during the reporting periods. Actual results could differ from those estimates.


NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Effective January 1, 1999 the Company adopted Statement of Position 98-1, Accounting for the Costs of Computer Software, ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The adoption of SOP 98-1 did not have a material effect on the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement is effective for the Company's quarter ending March 31, 2000. The Company is currently evaluating the impact that SFAS No. 133 will have on its future results of operations and financial position.

During 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 Reporting on the Costs of Start-up Activities ("SOP 98-5"). SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company adopted this statement effective January 1, 1999. The adoption of SOP 98-5 did not have a material effect on the Company's financial position or results of operations.

NOTE 3. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the three months ended March 31, 1998 and March 31, 1999 is as follows:

                                        Three Months Ended March 31, 1998        Three Months Ended March 31, 1999
                                      --------------------------------------    -----------------------------------
                                                     Effect of                              Effect of
                                                       Stock                                  Stock
                                                      Options                                Options
                                        Basic           and        Diluted        Basic        and        Diluted
                                         EPS          Warrants       EPS           EPS       Warrants       EPS
                                      ----------------------------------------------------------------------------
Net income (numerator) ...........    $1,439,000                  $1,439,000    $1,015,000              $1,015,000

Shares (denominator) .............     3,971,000       307,000     4,278,000     4,068,000    137,000    4,205,000
                                      ==========    ==========    ==========    ==========    =======    =========


Per share amount - net income ....    $     0.36                  $     0.34    $     0.25               $    0.24
                                      ==========                  ==========    ==========               =========

For purposes of applying the treasury stock method, the Company has assumed that it will fully utilize tax deductions arising from the assumed exercise of non-qualified stock options.


NOTE 4. INVENTORY

Inventories, net, consist of the following at:

                                                           March 31,
                                   December 31,              1999
                                       1998               (Unaudited)
                                   -----------            -----------
Raw materials & work-in-process    $ 8,612,000            $ 8,037,000

Finished goods                      16,763,000             15,024,000
                                   -----------            -----------

                                   $25,375,000            $23,061,000
                                   ===========            ===========

NOTE 5. LONG-TERM DEBT

As of March 31, 1999, the Company had borrowed approximately $24.0 million on its revolving line of credit for working capital purposes including financing the working capital requirements of its internal growth. In addition, the borrowing was used to fund capital expenditures associated with the Company's centralization and reengineering project, to repay debt created in conjunction with the acquisition of Gena Laboratories, Inc. in November 1996, and to repay debt assumed in the acquisition of Framesi USA. On March 30, 1999, the Company added a $5.0 million overline facility maturing June 30, 1999 to its revolving line of credit. As of March 31, 1999, there were no amounts outstanding on the overline.

In May 1999, the Company received a commitment for a $90 million Senior Secured Revolving Credit Facility from GE Capital Corporation. The new facility will be used to repay amounts outstanding under the Company's current $50 million credit facility, for future acquisitions, and for working capital purposes. The Company intends to take an extraordinary, non-cash charge during the second quarter of approximately $400,000 net of tax, or approximately $0.10 per diluted share, related to the write-off of unamortized financing costs associated with the current facility. The Company expects the new facility to close in June. The closing of the new credit facility is subject to the execution of definitive loan documents.


NOTE 6. INTEREST RATE PROTECTION

The Company maintains certain interest rate protection instruments to reduce the impact of changes in interest rates. These instruments include an interest rate swap and interest rate cap agreement (the Agreements). The Company is exposed to a risk of credit loss in the event of nonperformance by financial institutions that are also party to the Agreements. However, the Company believes that, based on the high creditworthiness of these counterparties, nonperformance is unlikely. The following is a summary of the Company's Agreements as of March 31, 1999:

                    Company's                  Notional Value
Instrument        Effective Rate           (dollars in thousands)
----------        --------------           ----------------------
   Swap                8.50%                     $ 12,500
    Cap               10.25%                       12,500
                                                 --------
                                                 $ 25,000
                                                 --------

NOTE 7. SEGMENT INFORMATION

The Company monitors its salon distribution operations according to the hair care, nail care, skin and body care, and appliances and sundries product categories. Distribution of the products take place primarily throughout the United States. Management monitors and evaluates the financial performance of the Company's operations by its four current operating segments. The following operating segment information includes financial information (in thousands) for all four of the Company's operating segments.

MARCH 31, 1999

                                                  SKIN AND     APPLIANCES
                       HAIR CARE     NAIL CARE    BODY CARE   AND SUNDRIES   PARENT      ELIMINATIONS    TOTAL
                       ---------     ---------    ---------   ------------  ---------    ------------   --------
Net sales ...........  $ 17,205      $ 5,683      $ 7,602      $ 3,762      $      --     $      --     $ 34,252


Operating Income ....     3,100          924          619        1,201           (225)           --        5,619

Total assets ........   105,125       50,392       95,143       32,044        107,049      (159,432)     230,321

MARCH 31, 1998

                                                  SKIN AND     APPLIANCES
                       HAIR CARE     NAIL CARE    BODY CARE   AND SUNDRIES   PARENT      ELIMINATIONS    TOTAL
                       ---------     ---------    ---------   ------------  ---------    ------------   -------
Net sales ...........  $ 4,125       $ 2,921       $ 8,853       $  326     $     --       $     --     $16,225

Operating Income ....    1,071           536         2,701           90         (610)            --       3,788

Total assets ........   28,139        23,735        59,072        2,067       33,747        (52,474)     94,286

NOTE 8. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is party to certain legal matters arising in the ordinary course of its business. In management's opinion, as of March 31, 1999, the expected outcome of such matters will not have a material impact on the Company's financial position or results of operations.


NOTE 9. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The Company's long-term debt includes $100 million of 10 7/8% senior subordinated notes due 2008 (Notes). The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by all of the Company's wholly owned current and future domestic subsidiaries.

The financial statements presented below include the combined financial position as of December 31, 1998 and March 31, 1999, the results of operations for the three ended March 31, 1998 and 1999, and the statement of cash flows for the three months ended March 31, 1998 and 1999 of Styling Technology Corporation (Parent); guarantor subsidiaries (Guarantors) and the non-guarantor subsidiaries (Non-guarantors).

BALANCE SHEET

                                                                           AS OF DECEMBER 31, 1998 (IN THOUSANDS)
                                                              --------------------------------------------------------------
                                                                                         NON-
                                                                PARENT    GUARANTORS  GUARANTORS   ELIMINATING  CONSOLIDATED
                                                              ---------   ----------  ----------   -----------  ------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                  $   2,867     $   343    $    813     $      --     $   4,023
   Accounts receivable, net                                      17,614       8,830       5,882            --        32,326
   Inventories, net                                              13,232      10,060       2,083            --        25,375
   Prepaid expenses and other current assets                      1,013         695          83            --         1,791
   Due to/from affiliates                                         2,314       5,545      (7,859)           --            --
                                                              ---------     -------    --------     ---------     ---------

          Total current assets                                   37,040      25,473       1,002            --        63,515

PROPERTY AND EQUIPMENT, net                                       3,625       1,626         111            --         5,362

GOODWILL, net                                                    37,128      52,509      49,929            --       139,566

OTHER ASSETS                                                     10,452         118         185            --        10,755

INVESTMENT IN SUBSIDIARIES, net                                 104,386          --          --      (104,386)           --
                                                              ---------     -------    --------     ---------     ---------

          Total assets                                        $ 192,631     $79,726    $ 51,227     $(104,386)    $ 219,198
                                                              =========     =======    ========     =========     =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                           $   8,784     $ 2,960    $    924     $      --     $  12,668
   Accrued liabilities                                            1,884       5,841       2,642            --        10,367
   Current portion of long-term debt and other                    1,309         357       1,102            --         2,768
                                                              ---------     -------    --------     ---------     ---------

          Total current liabilities                              11,977       9,158       4,668            --        25,803
                                                              ---------     -------    --------     ---------     ---------

DEFERRED INCOME TAXES                                             6,475          --      12,741                      19,216
                                                              ---------     -------    --------     ---------     ---------

LONG-TERM DEBT AND OTHER, less current portion                  140,366          --          --                     140,366
                                                              ---------     -------    --------     ---------     ---------

COMMITMENTS AND CONTINGENCIES                                        --          --          --            --            --

STOCKHOLDERS' EQUITY:
   Preferred stock                                                   --          --          --            --            --
   Common stock                                                       1          --          --            --             1
   Additional paid-in capital                                    29,038      61,770      32,527       (94,297)       29,038
   Retained earnings                                              6,574       8,798       1,291       (10,089)        6,574
   Treasury stock                                                (1,800)         --          --            --        (1,800)
                                                              ---------     -------    --------     ---------     ---------

          Total stockholders' equity                             33,813      70,568      33,818      (104,386)       33,813
                                                              ---------     -------    --------     ---------     ---------

          Total liabilities and stockholders' equity          $ 192,631     $79,726    $ 51,227     $(104,386)    $ 219,198
                                                              =========     =======    ========     =========     =========

BALANCE SHEET

                                                                             AS OF MARCH 31, 1999 (IN THOUSANDS)
                                                                                         (UNAUDITED)
                                                              ---------------------------------------------------------------
                                                                                         NON-
                                                               PARENT     GUARANTORS  GUARANTORS   ELIMINATING   CONSOLIDATED
                                                              ---------   ----------  ----------   -----------   ------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                  $   2,077     $ 2,423    $    749     $      --     $   5,249
   Accounts receivable, net                                      17,220      14,838      10,260            --        42,318
   Inventories, net                                              10,239      12,325         497            --        23,061
   Prepaid expenses and other current assets                      2,448       1,148         258            --         3,854
   Due to/from affiliates                                         6,844       1,795      (8,639)           --            --
                                                              ---------     -------    --------     ---------     ---------

          Total current assets                                   38,828      32,529       3,125            --        74,482

PROPERTY AND EQUIPMENT, net                                       4,327       1,903         113            --         6,343

GOODWILL AND OTHER INTANGIBLES, net                              32,297      56,272      49,831            --       138,400

OTHER ASSETS                                                     10,786         310          --            --        11,096

INVESTMENT IN SUBSIDIARIES, net                                 114,566          --          --      (114,566)           --
                                                              ---------     -------    --------     ---------     ---------

          Total assets                                        $ 200,804     $91,014    $ 53,069     $(114,566)    $ 230,321
                                                              =========     =======    ========     =========     =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                           $   4,650     $ 4,526    $  3,767     $      --     $  12,943
   Accrued liabilities                                              650       6,011       1,672            --         8,333
   Current portion of long-term debt and other                    1,666          --         800            --         2,466
                                                              ---------     -------    --------     ---------     ---------

          Total current liabilities                               6,966      10,537       6,239            --        23,742
                                                              ---------     -------    --------     ---------     ---------

OTHER NON-CURRENT LIABILITIES                                     6,475          --      12,741            --        19,216
                                                              ---------     -------    --------     ---------     ---------

LONG-TERM DEBT AND OTHER, less current portion                  152,535          --          --            --       152,535
                                                              ---------     -------    --------     ---------     ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock                                                   --          --          --            --            --
   Common stock                                                       1          --          --            --             1
   Additional paid-in capital                                    29,038      66,771      32,526       (99,297)       29,038
   Retained earnings                                              7,589      13,706       1,563       (15,269)        7,589
   Treasury stock                                                (1,800)         --          --            --        (1,800)
                                                              ---------     -------    --------     ---------     ---------

          Total stockholders' equity                             34,828      80,477      34,089      (114,566)       34,828
                                                              ---------     -------    --------     ---------     ---------

          Total liabilities and stockholders' equity          $ 200,804     $91,014    $ 53,069     $(114,566)    $ 230,321
                                                              =========     =======    ========     =========     =========

STATEMENTS OF OPERATIONS

                                                          FOR THE QUARTER ENDED MARCH 31, 1998 (IN THOUSANDS)
                                                                              (UNAUDITED)
                                                --------------------------------------------------------------------
                                                                                 NON-
                                                  PARENT        GUARANTORS    GUARANTORS  ELIMINATING   CONSOLIDATED
                                                -----------     ----------    ----------  -----------   ------------
Net sales                                       $     9,179     $    7,046    $      --    $      --     $   16,225
                                                -----------     ----------    ---------    ---------     ----------

Cost of sales                                         3,814          3,228           --           --          7,042
                                                -----------     ----------    ---------    ---------     ----------

Gross profit                                          5,365          3,818           --           --          9,183

Selling, general and administrative expenses          3,184          2,211           --           --          5,395
                                                -----------     ----------    ---------    ---------     ----------

Income from operations                                2,181          1,607           --           --          3,788

Interest (expense) and other income, net             (1,264)            --                        --         (1,264)
                                                -----------     ----------    ---------    ---------     ----------

Income before income taxes                              917          1,607           --           --          2,524

Provision for income taxes                              395            690           --           --          1,085

Income from wholly owned subsidiaries                   917             --           --         (917)            --
                                                -----------     ----------    ---------    ---------     ----------

Net income                                      $     1,439     $      917    $      --    $    (917)    $    1,439
                                                ===========     ==========    =========    =========     ==========

STATEMENTS OF OPERATIONS

                                                         FOR THE QUARTER ENDED MARCH 31, 1999 (IN THOUSANDS)
                                                                             (UNAUDITED)
                                                ---------------------------------------------------------------------
                                                                               NON-
                                                PARENT        GUARANTORS    GUARANTORS     ELIMINATING   CONSOLIDATED
                                                -------       ----------    ----------     -----------   ------------
Net sales                                       $ 7,951        $15,366       $ 10,935        $    --        $34,252
                                                -------        -------       --------        -------        -------

Cost of sales                                     3,784          7,105          3,956             --         14,845
                                                -------        -------       --------        -------        -------

Gross profit                                      4,167          8,261          6,979             --         19,407

Selling, general and administrative expenses      2,934          3,695          6,499             --         13,128

Centralization and reengineering                    660             --             --             --            660
                                                -------        -------       --------        -------        -------

Income from operations                              573          4,566            480             --          5,619

Interest (expense) and other income, net         (3,913)            11            (26)                       (3,928)
                                                -------        -------       --------        -------        -------

Income before income taxes                       (3,340)         4,577            454             --          1,691

Provision for income taxes                       (1,337)         1,831            182             --            676

Income from wholly owned subsidiaries             2,746             --             --         (2,746)            --
                                                -------        -------       --------        -------        -------

Net income                                      $   743        $ 2,746       $    272        $(2,746)       $ 1,015
                                                =======        =======       ========        =======        =======

STATEMENTS OF CASH FLOW

                                                                         FOR THE QUARTER ENDED MARCH 31, 1998 (IN THOUSANDS)
                                                                                              (UNAUDITED)
                                                                   --------------------------------------------------------------
                                                                                               NON-
                                                                   PARENT     GUARANTORS    GUARANTORS  ELIMINATING  CONSOLIDATED
                                                                   -------    ----------    ----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                      $ 1,439     $   916       $    --      $ (916)     $  1,439
   Adjustments to reconcile net income to net cash
   in operating activities:
      Depreciation and amortization                                    446         335            --           --          781
      Interest accretion on note payable                                --          44            --           --           44
      Change in certain assets and liabilities
         Accounts receivable                                          (204)     (1,105)           --           --       (1,309)
         Inventory, net                                                157         190            --           --          347
         Prepaids and other assets                                    (464)         16            --           --          448
         Accounts payable and accrued liabilities                   (1,508)        181            --           --       (1,327)
         Due to/from affiliates, net                                  (481)       (435)           --          916           --
                                                                   -------      -------      -------      -------      -------

            Net cash provided by (used in) operating activities       (615)        142            --           --         (473)
                                                                   -------      -------      -------      -------      -------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchasing of property, plant and equipment                        (297)        (44)           --           --         (341)
   Change in investments, long term receivables and other             (872)        (14)           --           --         (886)
                                                                   -------      -------      -------      -------      -------

            Net cash provided by (used in) investing activities     (1,169)        (58)           --           --       (1,227)
                                                                   -------      -------      -------      -------      -------


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from credit facility, net of financing costs             1,940          --           --            --        1,940
   Exercise of options                                                  50          --           --            --           50
   Repayment of notes payable and Credit Facility                     (825)         --           --            --         (825)
                                                                   -------      -------      -------      -------      -------

            Net cash provided by (used in) financing activities      1,165          --           --            --        1,165
                                                                   -------      -------      -------      -------      -------

NET CHANGE IN CASH                                                    (619)         84           --            --         (535)
                                                                   -------      -------      -------      -------      -------

CASH AND CASH EQUIVALENTS, beginning of period                     $ 2,850      $  213       $   --       $    --      $ 3,063
                                                                   -------      -------      -------      -------      -------

CASH AND CASH EQUIVALENTS, end of period                           $ 2,231      $  297       $    --      $    --      $ 2,528
                                                                   =======      =======      =======      =======      =======

STATEMENTS OF CASH FLOW

                                                                         FOR THE QUARTER ENDED MARCH 31, 1999 (IN THOUSANDS)
                                                                                               (UNAUDITED)
                                                                   ----------------------------------------------------------------
                                                                                               NON-
                                                                    PARENT     GUARANTORS    GUARANTORS   ELIMINATING  CONSOLIDATED
                                                                   --------    ----------    ----------   -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                      $    743     $ 2,746       $   272       $(2,746)    $  1,015
   Adjustments to reconcile net income to net cash
   in operating activities:
      Depreciation and amortization                                     704         741           178            --        1,623
      Change in certain assets and liabilities
         Accounts receivable                                         (1,411)     (4,203)       (4,378)           --       (9,992)
         Inventory, net                                                (585)      1,313         1,586            --        2,314
         Prepaids and other assets                                   (1,940)       (579)           10            --       (2,509)
         Accounts payable and accrued liabilities                    (4,087)        456         1,872            --       (1,759)
         Due to/from affiliates, net                                 (3,129)       (397)          780         2,746           --
                                                                   --------     -------       -------       -------     --------

            Net cash provided by (used in) operating activities      (9,705)         77           320            --       (9,308)
                                                                   --------     -------       -------       -------     --------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchasing of property, plant and equipment                         (998)        (84)          (28)           --       (1,110)
   Change in investments, long term receivables and other                 4          (4)          (54)           --          (54)
                                                                   --------     -------       -------       -------     --------

            Net cash provided by (used in) investing activities        (994)        (88)          (82)           --       (1,164)
                                                                   --------     -------       -------       -------     --------


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from credit facility, net of financing costs             12,000          --            --            --       12,000
   Repayment of notes payable and Credit Facility                        --          --          (302)           --         (302)
                                                                   --------     -------       -------       -------     --------

            Net cash provided by (used in) financing activities      12,000          --          (302)           --       11,698
                                                                   --------     -------       -------       -------     --------

NET CHANGE IN CASH                                                    1,301         (11)          (64)           --        1,226
                                                                   --------     -------       -------       -------     --------

CASH AND CASH EQUIVALENTS, beginning of period                     $  2,603     $   607       $   813       $    --        4,023
                                                                   --------     -------       -------       -------     --------

CASH AND CASH EQUIVALENTS, end of period                           $  3,904     $   596       $   749       $    --        5,249
                                                                   ========     =======       =======       =======     ========

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

The Company believes it is the only company that develops, produces, and markets products in each category of the professional salon products industry and that its ability to offer customers a "one-stop shop" for brand-name professional salon products creates a competitive advantage. The Company currently sells more than 550 products under 17 principal brand names, including ABBA Pure and Natural Hair Care(R) products, Body Drench(R) skin and body care products, Clean + Easy(R) hair removal products, European Touch II(R) pedicure spa equipment, Framesi(R) hair care products, Gena(R) nail and pedicure products, Kizmit(TM) acrylic nail enhancements, Revivanail(R) nail treatments, and Roffler(R) hair care products. In the United States, the Company markets its product lines through professional salon industry distribution channels to more than 2,300 customers, consisting primarily of salon product and tanning supply distributors (that resell to beauty and tanning salons), beauty supply outlets, and salon chains. The Company also markets its products directly to more than 3,000 spas, resorts, and health and country clubs through its in-house sales force. Internationally, the Company sells its products primarily through international salon product distributors.

Except for the historical information contained herein, the discussion in this Quarterly Report contains or may contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, as well as those factors discussed under "Special Considerations" contained in Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Historical results are not necessarily indicative of operating results for any future period.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999

The Company earned net income of $1.0 million, or $0.24 per diluted share, after centralization and reengineering costs of $660,000, for the three months ended March 31, 1999 as compared to net income of $1.4 million, or $0.34 per diluted share, for the corresponding period during 1998.

Net Sales

Net sales amounted to $34.3 million for the three months ended March 31, 1999, up 111% from net sales of $16.2 million for the three months ended March 31, 1998. The $18.0 million increase in sales for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998 was due primarily to the contributions of brands acquired subsequent to March 31, 1998 in addition to strong performance in the

Company's exclusive hair care lines, ABBA and Framesi, and in the appliances and sundries category. On a pro forma basis, assuming the 1998 acquisitions had taken place on January 1, 1998, net sales increased by $5.8 million, or 20.3%, to $34.3 million in the first quarter of 1999 from $28.5 million during the first quarter of 1998.

Cost of Sales

Cost of sales amounted to $14.8 million, or 43% as a percentage of net sales, for the three months ended March 31, 1999, compared to $7.0 million, or 43% as a percentage of net sales, for the three months ended March 31, 1998. As a result of the foregoing, the Company realized gross profit for the three months ended March 31, 1999 of $19.4 million, or 57% as a percentage of net sales, compared to $9.2 million, or 57% as a percentage of net sales, during the corresponding period in 1998. The Company's ability to sustain this favorable gross margin percentage is attributable primarily to the acquisition of businesses that carry similarly favorable gross margins and continued efforts by the Company to leverage its substantial purchasing power with third party suppliers to obtain optimum pricing.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $13.1 million, or 38% of net sales, for the three months ended March 31, 1999, before recording centralization and reengineering costs of approximately $660,000. Selling, general, and administrative expenses including the centralization and reengineering costs amounted to $13.8 million, or 40% of net sales, for the three months ended March 31, 1999 compared with $5.4 million, or 33% of net sales, for the three months ended March 31, 1998. Selling, general, and administrative expenses increased on an absolute as well as a percentage basis due primarily to acquisitions completed subsequent to March 31, 1998 and the operating characteristics of those businesses acquired. Furthermore, additional selling, marketing, and education costs were incurred to support the Company's internal growth strategy.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 1999 amounted to $0.7 million, which represents an effective tax rate of approximately 40%, compared with a provision of $1.1 million, which represents an effective tax rate of approximately 43% for the three months ended March 31, 1998. Permanent differences between book and tax amounts decreased over the twelve month period, resulting in the lower effective tax rate for the quarter ended March 31, 1999.

Income from Operations and Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)

Income from operations was $5.6 million for the three months ended March 31, 1999, compared to $3.8 million for the three months ended March 31, 1998. Earnings before interest, taxes, depreciation, and amortization (EBITDA) was $7.2 million for the three months ended March 31, 1999, an increase of $2.7 million, or 58.5%, over EBITDA of $4.6 million for the three months ended March 31, 1998. EBITDA is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of operating performance or to net cash provided by operating activities as a measure of liquidity. The Company believes EBITDA is a measure commonly reported and widely used by analysts, investors, and other interested parties who monitor business performance. Accordingly, the Company has disclosed this information to permit a more complete comparative analysis of its operating performance.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital position increased to $50.7 million at March 31, 1999 from $37.7 million at December 31, 1998. The increase of $13.0 million is primarily due to an increased investment in accounts receivable and other current assets as well as the Company's results of operations for the quarter ended March 31, 1999.

During the three months ended March 31, 1999, the Company used $9.3 million of cash in operating activities, which was primarily the result of increased investment in accounts receivable of $10.0 million and offset by a decrease in inventories of $2.3 million.

Capital expenditures for the period March 31, 1999 totaled approximately $1.1 million, primarily related to computer hardware and software costs in connection with the Company's new centralized management and information systems.

As of March 31, 1999, the Company had borrowed approximately $24.0 million on its revolving line of credit for working capital purposes including financing the working capital requirements of its internal growth. In addition, the borrowing was used to fund capital expenditures associated with the Company's centralization and reengineering project, to repay debt created in conjunction with the acquisition of Gena Laboratories, Inc. in November 1996, and to repay debt assumed in the acquisition of Framesi USA. On March 30, 1999, the Company added a $5.0 million overline facility maturing June 30, 1999 to its revolving line of credit. As of March 31, 1999, there were no amounts outstanding on the overline.

In May 1999, the Company received a commitment for a $90 million Senior Secured Revolving Credit Facility from GE Capital Corporation. The new facility will be used to repay amounts outstanding under the Company's current credit facility, for future acquisitions, and for working capital purposes. The Company intends to take an extraordinary, non-cash charge during the second quarter of approximately $400,000 net of tax, or approximately $0.10 per diluted share, related to the write-off of unamortized financing costs associated with the current facility. The Company expects the new facility to close in June. The closing of the new credit facility is subject to the execution of definitive loan documents.

The Company intends to raise additional capital through debt and equity financings to fund its continued growth. At this time, it is not possible to assess the type of financings the Company will pursue or the terms or availability of such financings. The inability to secure such financing on acceptable terms could have an adverse effect on the Company's business, strategy, operations, and financial position. In addition, it is possible that such financing will further increase the Company's leverage.

The Company plans to drive internal growth through the expansion of distribution, new products, product line extensions, and brand introductions. The Company also plans to pursue strategic acquisitions to capitalize on the substantial fragmentation and growth potential existing in the professional salon and personal care products industry. The Company intends to fund its future capital needs through a combination of current cash resources, expected cash flows from operations, bank financing, seller notes payable, issuance of its Common Stock, and additional public or private debt or equity financing. These capital resources may not be available, and the availability of such capital will depend upon prevailing market conditions, interest rates, and the financial condition of the Company.

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

Company's State of Readiness

The Company has completed an assessment of its internal systems and processes with respect to the "Year 2000" issue. The Company's sales, accounts receivable, inventory management, accounts payable, general ledger and payroll systems comprise its critical information technology ("IT") systems. The Company has assessed its "Year 2000" readiness with regard to these critical IT systems. Based on internal assessments and upon vendor representations, the Company believes that its critical IT systems currently in place or being implemented as part of the centralization and reengineering plan are or will be "Year 2000" compliant. The Company believes that it will complete the implementation of its new processes and systems associated with the critical IT systems by September 30, 1999. The Company intends to assess the potential impact of "Year 2000" failures from vendors, customers, and outside parties upon its business and is currently taking steps to assess and minimize the risk of such "Year 2000" failures. Based upon the Company's current state of readiness and the steps currently being taken, the Company does not believe that the "Year 2000" problem will have a material adverse effect on the Company's business, financial condition, or results of operations.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments

At March 31, 1999, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. The Company holds no investment securities that would require disclosure of market risk.

Primary Market Risk Exposures

The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company incurs interest expense on loans made under the Notes at an interest rate, which is fixed, for a maximum of ten years. At March 31, 1999, the Company's outstanding borrowings on the Notes were $100 million, at an interest rate of 10.875%. The Company also incurs interest on loans made under a revolving line of credit and other debt instruments at variable interest rates ranging from 6.0% to 8.5%. At March 31, 1999, the Company's total outstanding borrowings on the instruments were approximately $55.0 million, including approximately $49.0 million outstanding under the current credit facility and approximately $6.0 million of other debt instruments. The Company has entered into an interest rate swap agreement and an interest rate cap agreement to limit the effect of increases in the interest rates on floating rate debt. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense.

The interest rate swap agreement is a contract to exchange floating rate for fixed payments periodically over the life of the agreement. During March 1998, the Company entered into an interest rate swap agreement, which effectively fixed the interest rate on a $12.5 million notional principal amount under its current credit facility at 5.75% plus a credit margin ranging from 150 to 250 basis points, for a period ending March 2000. During April 1998, the Company entered into an interest rate cap agreement, which effectively limits the Company's interest rate exposure on a $12.5 million notional principal amount under its current credit facility at 7.50% plus a credit margin ranging from 250 to 300 basis points, for a period ending April 2000. The borrowings under the current credit facility not subject to interest rate swap or interest rate cap agreements at March 31, 1999 totaled $24.0 million.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) EXHIBITS.

            10.27 First Amendment to Credit Agreement dated as of March 30, 1999 by and among Styling Technology Corporation, NationsBank, N.A., and BankBoston, N.A., as lenders, and NationsBank, N.A. as administrative agent.

            27    Financial Data Schedule

            (b) REPORTS ON FORM 8-K.

            None.

            On February 26, 1999, the Registrant filed a report on Form 8-K regarding the adoption of a shareholder rights plan.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           STYLING TECHNOLOGY CORPORATION


Dated: May 14, 1999        By:  /s/ Richard R. Ross
                              -------------------------------------------------
                           Richard R. Ross
                           Executive Vice President and Chief Financial Officer
                           (Duly authorized officer of the Registrant, principal
                           financial and accounting officer)

                                 Exhibit Index


         10.27 First Amendment to Credit Agreement dated as of March 30, 1999 by and among Styling Technology Corporation, NationsBank, N.A., and BankBoston, N.A., as lenders, and NationsBank, N.A. as administrative agent.

         27       Financial Data Schedule