Form 10-Q
period 1999-06-30
STYLING TECHNOLOGY CORP
filed 1999-08-13
CIK 1022832

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                         COMMISSION FILE NUMBER 0-21703

                         STYLING TECHNOLOGY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      DELAWARE                                         75-2665378
          (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

 7400 EAST TIERRA BUENA LANE, SCOTTSDALE, ARIZONA                       85260
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

                                 (480) 609-6000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               [X] Yes     [ ] No

     The number of shares of the issuer's class of capital stock as of the latest practicable date, is as follows: 4,067,503 shares of Common Stock, $.0001 par value, as of August 12, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         STYLING TECHNOLOGY CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999

                               TABLE OF CONTENTS

                                                                PAGE
                                                                ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
  Condensed Consolidated Balance Sheets --
     December 31, 1998 and June 30, 1999....................      2
  Condensed Consolidated Statements of Operations --
     Three Months ended June 30, 1998 and June 30, 1999.....      3
  Condensed Consolidated Statements of Operations --
     Six Months ended June 30, 1998 and June 30, 1999.......      4
  Condensed Consolidated Statements of Cash Flows --
     Six Months ended June 30, 1998 and June 30, 1999.......      5
  Notes to Condensed Consolidated Financial Statements......      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................     16

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk........................................     20

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..................................     21

Item 2.  Changes in Securities..............................     21

Item 3.  Defaults Upon Senior Securities....................     21

Item 4.  Submission of Matters to a Vote of Security
         Holders............................................     21

Item 5.  Other Information..................................     22

Item 6.  Exhibits and Reports on Form 8-K...................     22

ITEM 1.  FINANCIAL STATEMENTS

                         STYLING TECHNOLOGY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1999 AND DECEMBER 31, 1998

                                                              DECEMBER 31,     JUNE 30,
                                                                  1998           1999
                                                              ------------   ------------
                                                                             (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  4,023,000   $  1,512,000
  Accounts receivable, net of allowance for doubtful
     accounts of $2,882,000 and $3,138,000 (unaudited)......    32,326,000     43,262,000
  Inventories, net..........................................    25,375,000     26,948,000
  Prepaid expenses and other current assets.................     4,021,000      6,147,000
                                                              ------------   ------------
          Total current assets..............................    65,745,000     77,869,000
PROPERTY AND EQUIPMENT, net.................................     5,362,000      8,688,000
GOODWILL, INTANGIBLES AND OTHER, net of accumulated
  amortization of approximately $4,749,000 and $7,617,000
  (unaudited)...............................................   148,091,000    152,568,000
                                                              ------------   ------------
          Total assets......................................  $219,198,000   $239,125,000
                                                              ============   ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $ 12,668,000   $ 17,709,000
  Accrued liabilities.......................................    10,367,000     10,463,000
  Current portion of long-term debt and other...............     2,768,000      3,474,000
                                                              ------------   ------------
          Total current liabilities.........................    25,803,000     31,646,000
                                                              ------------   ------------
DEFERRED INCOME TAXES.......................................    19,216,000     19,174,000
                                                              ------------   ------------
LONG-TERM DEBT AND OTHER, less current portion..............   140,366,000    155,652,000
                                                              ------------   ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value, 1,000,000 shares
     authorized, no shares issued and outstanding...........            --             --
  Common stock, $.0001 par value, 10,000,000 shares
     authorized, 4,876,000 shares issued and 4,068,000
     shares outstanding at December 31, 1998 and
     June 30, 1999 (unaudited)..............................         1,000          1,000
  Additional paid-in capital................................    29,038,000     29,038,000
  Retained earnings.........................................     6,574,000      5,414,000
  Treasury stock............................................    (1,800,000)    (1,800,000)
                                                              ------------   ------------
          Total stockholders' equity........................    33,813,000     32,653,000
                                                              ------------   ------------
          Total liabilities and stockholders' equity........  $219,198,000   $239,125,000
                                                              ============   ============

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                         STYLING TECHNOLOGY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1999

                                                              THREE MONTHS    THREE MONTHS
                                                                 ENDED           ENDED
                                                                JUNE 30,        JUNE 30,
                                                                  1998            1999
                                                              ------------    ------------
                                                              (UNAUDITED)     (UNAUDITED)
NET SALES...................................................  $19,074,000     $34,518,000
COST OF SALES...............................................    8,450,000      15,012,000
                                                              -----------     -----------
     Gross profit...........................................   10,624,000      19,506,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................    6,514,000      12,647,000
CENTRALIZATION AND REENGINEERING COSTS......................           --         703,000
PROVISION FOR CANCELLED DISTRIBUTORS........................           --       5,067,000
                                                              -----------     -----------
                                                                6,514,000      18,417,000
                                                              -----------     -----------
     Income from operations.................................    4,110,000       1,089,000
INTEREST EXPENSE, net.......................................    1,364,000       3,946,000
                                                              -----------     -----------
     Income (loss) before extraordinary item and income
      taxes.................................................    2,746,000      (2,857,000)
PROVISION FOR (BENEFIT FROM) INCOME TAXES...................    1,181,000      (1,128,000)
                                                              -----------     -----------
     Income (loss) before extraordinary item................    1,565,000      (1,729,000)
EXTRAORDINARY ITEM, net.....................................    1,091,000         446,000
                                                              -----------     -----------
     Net income (loss)......................................  $   474,000     $(2,175,000)
                                                              ===========     ===========
BASIC EARNINGS PER SHARE:
  Income (loss) before extraordinary item...................  $      0.39     $     (0.42)
  Extraordinary item, net...................................        (0.27)          (0.11)
                                                              -----------     -----------
  Net income (loss).........................................  $      0.12     $     (0.53)
                                                              ===========     ===========
  Weighted average shares outstanding.......................    4,040,000       4,068,000
                                                              ===========     ===========
DILUTED EARNINGS PER SHARE:
  Income (loss) before extraordinary item...................  $      0.36     $     (0.42)
  Extraordinary item, net...................................        (0.25)          (0.11)
                                                              -----------     -----------
  Net income (loss).........................................  $      0.11     $     (0.53)
                                                              ===========     ===========
  Weighted average shares outstanding.......................    4,404,000       4,068,000
                                                              ===========     ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         STYLING TECHNOLOGY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1999

                                                              SIX MONTHS     SIX MONTHS
                                                                 ENDED          ENDED
                                                               JUNE 30,       JUNE 30,
                                                                 1998           1999
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
NET SALES...................................................  $35,299,000    $68,770,000
COST OF SALES...............................................   15,492,000     29,857,000
                                                              -----------    -----------
     Gross profit...........................................   19,807,000     38,913,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................   11,909,000     25,775,000
CENTRALIZATION AND REENGINEERING COSTS......................           --      1,363,000
PROVISION FOR CANCELLED DISTRIBUTORS........................           --      5,067,000
                                                              -----------    -----------
                                                               11,909,000     32,205,000
                                                              -----------    -----------
     Income from operations.................................    7,898,000      6,708,000
INTEREST EXPENSE, net.......................................    2,628,000      7,874,000
                                                              -----------    -----------
     Income (loss) before extraordinary item and income
      taxes.................................................    5,270,000     (1,166,000)
PROVISION FOR (BENEFIT FROM) INCOME TAXES...................    2,266,000       (452,000)
                                                              -----------    -----------
     Income (loss) before extraordinary item................    3,004,000       (714,000)
EXTRAORDINARY ITEM, net.....................................    1,091,000        446,000
                                                              -----------    -----------
     Net income (loss)......................................  $ 1,913,000    $(1,160,000)
                                                              ===========    ===========
BASIC EARNINGS PER SHARE:
  Income (loss) before extraordinary item...................  $      0.75    $     (0.18)
  Extraordinary item, net...................................        (0.27)         (0.11)
                                                              -----------    -----------
  Net income (loss).........................................  $      0.48    $     (0.29)
                                                              ===========    ===========
  Weighted average shares outstanding.......................    4,006,000      4,068,000
                                                              ===========    ===========
DILUTED EARNINGS PER SHARE:
  Income (loss) before extraordinary item...................  $      0.69    $     (0.18)
  Extraordinary item, net...................................        (0.25)         (0.11)
                                                              -----------    -----------
  Net income (loss).........................................  $      0.44    $     (0.29)
                                                              ===========    ===========
  Weighted average shares outstanding.......................    4,356,000      4,068,000
                                                              ===========    ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         STYLING TECHNOLOGY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1999

                                                               SIX MONTHS       SIX MONTHS
                                                                  ENDED            ENDED
                                                              JUNE 30, 1998    JUNE 30, 1999
                                                              -------------    -------------
                                                               (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................  $  1,913,000     $ (1,160,000)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Depreciation and amortization..........................     1,856,000        3,492,000
     Provision for cancelled distributors...................            --        5,067,000
     Interest accretion on note payable.....................        87,000               --
     Changes in certain assets and liabilities:
       Accounts receivable, net.............................    (3,665,000)     (16,003,000)
       Inventories, net.....................................    (1,551,000)      (1,573,000)
       Prepaid expenses and other assets....................      (363,000)      (5,064,000)
       Accounts payable, accrued liabilities and deferred
          income taxes......................................    (2,796,000)       6,346,000
                                                              ------------     ------------
Net cash used in operating activities.......................    (4,519,000)      (8,895,000)
                                                              ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of acquired businesses, net of cash
       acquired.............................................   (31,469,000)              --
     Purchase of property, plant & equipment................      (668,000)      (3,440,000)
     Changes in investments, long term receivables and
       other................................................      (957,000)      (2,883,000)
                                                              ------------     ------------
Net cash used in investing activities.......................   (33,094,000)      (6,323,000)
                                                              ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from credit facilities, net of financing costs...    10,265,000       72,469,000
  Proceeds from bond offering, net of financing costs.......    96,400,000               --
  Exercise of stock options.................................       197,000               --
  Repayment of notes payable and credit facility............   (60,655,000)     (59,762,000)
                                                              ------------     ------------
Net cash provided by financing activities...................    46,207,000       12,707,000
                                                              ------------     ------------
CHANGE IN CASH AND CASH EQUIVALENTS.........................     8,594,000       (2,511,000)
CASH AND CASH EQUIVALENTS, beginning of period..............     3,063,000        4,023,000
                                                              ------------     ------------
CASH AND CASH EQUIVALENTS, end of period....................  $ 11,657,000     $  1,512,000
                                                              ------------     ------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         STYLING TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities which was amended by the issuance of SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- An Amendment of FASB Statement No. 133 in June 1999. These statements establish accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. These statements are effective for the Company's quarter ending March 31, 2001. The Company is currently evaluating the impact that SFAS Nos. 133 and 137 will have on its future results of operations and financial position.

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

                         STYLING TECHNOLOGY CORPORATION

NOTE 3. EARNINGS PER SHARE

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the three and six months ended June 30, 1998 and June 30, 1999 is as follows:

                                                     THREE MONTHS ENDED JUNE 30, 1998       THREE MONTHS ENDED JUNE 30, 1999
                                                    -----------------------------------   -------------------------------------
                                                                 EFFECT OF                              EFFECT OF
                                                                   STOCK                                  STOCK
                                                                  OPTIONS                                OPTIONS
                                                      BASIC         AND       DILUTED        BASIC         AND        DILUTED
                                                       EPS       WARRANTS       EPS           EPS       WARRANTS        EPS
                                                    ----------   ---------   ----------   -----------   ---------   -----------
Income (loss) before extraordinary item...........  $1,565,000         --    $1,565,000   $(1,729,000)        --    $(1,729,000)
Extraordinary item, net...........................   1,091,000         --     1,091,000       446,000         --        446,000
                                                    ----------    -------    ----------   -----------    -------    -----------
Net income (loss).................................  $  474,000         --    $  474,000   $(2,175,000)        --    $(2,175,000)
                                                    ==========    =======    ==========   ===========    =======    ===========
Shares............................................   4,040,000    364,000     4,404,000     4,068,000         --      4,068,000
                                                    ==========    =======    ==========   ===========    =======    ===========
Per share amount -- income (loss) before
  extraordinary item..............................  $     0.39               $     0.36   $     (0.42)              $     (0.42)
Per share amount -- extraordinary item, net.......       (0.27)                   (0.25)        (0.11)                    (0.11)
                                                    ----------               ----------   -----------               -----------
Per share amount -- net income (loss).............  $     0.12               $     0.11   $     (0.53)              $     (0.53)
                                                    ==========               ==========   ===========               ===========

                                                      SIX MONTHS ENDED JUNE 30, 1998         SIX MONTHS ENDED JUNE 30, 1999
                                                    -----------------------------------   -------------------------------------
                                                                 EFFECT OF                              EFFECT OF
                                                                   STOCK                                  STOCK
                                                                  OPTIONS                                OPTIONS
                                                      BASIC         AND       DILUTED        BASIC         AND        DILUTED
                                                       EPS       WARRANTS       EPS           EPS       WARRANTS        EPS
                                                    ----------   ---------   ----------   -----------   ---------   -----------
Income (loss) before extraordinary item...........  $3,004,000         --    $3,004,000   $  (714,000)        --    $  (714,000)
Extraordinary item, net...........................   1,091,000         --     1,091,000       446,000         --        446,000
                                                    ----------    -------    ----------   -----------    -------    -----------
Net income (loss).................................  $1,913,000         --    $1,913,000   $(1,160,000)        --    $(1,160,000)
                                                    ==========    =======    ==========   ===========    =======    ===========
Shares (denominator)..............................   4,006,000    350,000     4,356,000     4,068,000         --      4,068,000
                                                    ==========    =======    ==========   ===========    =======    ===========
Per share amount -- income (loss) before
  extraordinary item..............................  $     0.75               $     0.69   $     (0.18)              $     (0.18)
Per share amount -- extraordinary item, net.......       (0.27)                   (0.25)        (0.11)                    (0.11)
                                                    ----------               ----------   -----------               -----------
Per share amount -- net income (loss).............  $     0.48               $     0.44   $     (0.29)              $     (0.29)
                                                    ==========               ==========   ===========               ===========

     For the three months and six months ended June 30, 1999, no common stock equivalents were considered in the EPS calculations as their effect was antidilutive. For purposes of applying the treasury stock method, the Company has assumed that it will fully utilize tax deductions arising from the assumed exercise of non-qualified stock options.

NOTE 4. LONG-TERM DEBT

     On June 22, 1999, the Company finalized a $90 million Senior Secured Revolving Credit Facility (the "GE Credit Facility") with GE Capital Corporation. Proceeds from the GE Credit Facility were used to repay amounts outstanding under a previous credit facility. The remaining availability will be used for future acquisitions and for working capital purposes. The Company recorded an extraordinary, non-cash charge during the three months ended June 30, 1999 of approximately $446,000, net of tax, or approximately $0.11 per diluted share, related to the write-off of unamortized financing costs associated with the previous credit facility.

                         STYLING TECHNOLOGY CORPORATION

NOTE 5. INTEREST RATE PROTECTION

     The Company maintains certain interest rate protection instruments to reduce the impact of changes in interest rates. These instruments include an interest rate swap and interest rate cap agreement (the Agreements). The Company is exposed to a risk of credit loss in the event of nonperformance by financial institutions that are also party to the Agreements. However, the Company believes that, based on the high creditworthiness of these counterparties, nonperformance is unlikely. The following is a summary of the Company's Agreements as of June 30, 1999:

                                                      COMPANY'S
                                                      EFFECTIVE
                                                        RATE       NOTIONAL VALUE
                     INSTRUMENT                       ---------    --------------
                                                                    (DOLLARS IN
                                                                     THOUSANDS)
Swap................................................     8.50%        $12,500
Cap.................................................    10.25%         12,500
                                                                      -------
                                                                      $25,000
                                                                      =======

NOTE 6. SEGMENT INFORMATION

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

THREE MONTHS -- JUNE 30, 1998

                                                                SKIN AND     APPLIANCES
                                        HAIR CARE   NAIL CARE   BODY CARE   AND SUNDRIES   PARENT    ELIMINATIONS    TOTAL
                                        ---------   ---------   ---------   ------------   -------   ------------   --------
Net sales.............................   $ 4,079     $ 4,529     $ 8,873      $ 1,593      $    --     $    --      $ 19,074
Operating Income......................   $   872     $   766     $ 2,628      $   591      $  (747)    $    --      $  4,110
Total assets..........................   $27,815     $27,709     $43,772      $24,358      $19,940     $    --      $143,594

THREE MONTHS -- JUNE 30, 1999

                                                               SKIN AND     APPLIANCES
                                       HAIR CARE   NAIL CARE   BODY CARE   AND SUNDRIES    PARENT    ELIMINATIONS    TOTAL
                                       ---------   ---------   ---------   ------------   --------   ------------   --------
Net sales............................   $17,404     $ 4,982     $ 7,110      $ 5,022      $     --    $      --     $ 34,518
Operating Income.....................   $ 2,591     $   422     $   785      $ 2,069      $ (4,778)   $      --     $  1,089
Total assets.........................   $91,083     $30,827     $16,400      $31,605      $188,815    $(119,605)    $239,125

SIX MONTHS -- JUNE 30, 1998

                                                                SKIN AND     APPLIANCES
                                        HAIR CARE   NAIL CARE   BODY CARE   AND SUNDRIES   PARENT    ELIMINATIONS    TOTAL
                                        ---------   ---------   ---------   ------------   -------   ------------   --------
Net sales.............................   $ 8,204     $ 7,450     $17,726      $ 1,919      $    --        $--       $ 35,299
Operating Income......................   $ 1,943     $ 1,302     $ 5,329      $   681      $(1,357)       $--       $  7,898
Total assets..........................   $27,815     $27,709     $43,772      $24,358      $19,940        $--       $143,594

                         STYLING TECHNOLOGY CORPORATION

SIX MONTHS -- JUNE 30, 1999

                                                               SKIN AND     APPLIANCES
                                       HAIR CARE   NAIL CARE   BODY CARE   AND SUNDRIES    PARENT    ELIMINATIONS    TOTAL
                                       ---------   ---------   ---------   ------------   --------   ------------   --------
Net sales............................   $34,609     $10,665     $14,712      $ 8,784      $     --    $      --     $ 68,770
Operating Income.....................   $ 5,691     $ 1,346     $ 1,404      $ 3,270      $ (5,003)   $      --     $  6,708
Total assets.........................   $91,083     $30,827     $16,400      $31,605      $188,815    $(119,605)    $239,125

NOTE 7. COMMITMENTS AND CONTINGENCIES

  Legal Matters

     The Company is party to certain legal matters arising in the ordinary course of its business. In management's opinion, as of June 30, 1999, the expected outcome of such matters will not have a material impact on the Company's financial position or results of operations.

NOTE 8. REALIGNMENT OF DISTRIBUTION CHANNEL.

     The Company has historically utilized numerous non-exclusive tanning supply distributors to sell the tanning products of its Body Drench Division in the tanning market. In June 1999, the Company changed the method of distribution of its Body Drench products by eliminating a significant number of tanning supply distributors. Distribution of Body Drench products to the tanning market will now be sold through a limited number of exclusive distributors. This change in the Company's business resulted in a write-off of receivables from cancelled distributors of approximately $5.1 for the quarter ending June 30, 1999. This charge is classified as a provision for cancelled distributors in the consolidated statement of operations as a separate component of income from operations. Any future change to the realizability of these tanning supply distributor receivables will be recorded as a component of the provision for cancelled distributors in the statement of operations at that time. In management's opinion, by focusing on its core business of selling primarily to distributors that sell products in multiple categories of the professional salon market and limiting distribution in the tanning supply channel, the stature of the Body Drench brand will be enhanced, which should increase gross margins on tanning products, reduce expenses and capitalize on the Company's core strategy of offering customers a "one-stop shop" for professional salon products.

NOTE 9. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

     The Company's long-term debt includes $100 million of 10 7/8% senior subordinated notes due 2008 (the Notes). The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by all of the Company's wholly owned current and future domestic subsidiaries.

     The financial statements presented below include the combined financial position as of December 31, 1998 and June 30, 1999, the results of operations for the three and six months ended June 30, 1998 and 1999, and the statements of cash flows for the six months ended June 30, 1998 and 1999 of Styling Technology Corporation (Parent); guarantor subsidiaries (Guarantors) and the non-guarantor subsidiaries (Non-guarantors).

                         STYLING TECHNOLOGY CORPORATION

                                 BALANCE SHEET

                                                      AS OF DECEMBER 31, 1998 (IN THOUSANDS)
                                         ----------------------------------------------------------------
                                                                     NON-
                                          PARENT     GUARANTORS   GUARANTORS   ELIMINATING   CONSOLIDATED
                                         ---------   ----------   ----------   -----------   ------------
                                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............  $   2,867    $   343      $   813      $      --      $  4,023
  Accounts receivable, net.............     17,614      8,830        5,882             --        32,326
  Inventories, net.....................     13,232     10,060        2,083             --        25,375
  Prepaid expenses and other current
     assets............................      3,243        695           83             --         4,021
  Due to/(from) affiliates.............      2,314      5,545       (7,859)            --            --
                                         ---------    -------      -------      ---------      --------
          Total current assets.........     39,270     25,473        1,002             --        65,745
PROPERTY AND EQUIPMENT, net............      3,625      1,626          111             --         5,362
GOODWILL, INTANGIBLES AND OTHER, net...     45,350     52,627       50,114             --       148,091
INVESTMENT IN SUBSIDIARIES, net........    104,386         --           --       (104,386)           --
                                         ---------    -------      -------      ---------      --------
                                         $ 192,631    $79,726      $51,227      $(104,386)     $219,198
                                         =========    =======      =======      =========      ========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.....................  $   8,784    $ 2,960      $   924      $      --      $ 12,668
  Accrued liabilities..................      1,884      5,841        2,642             --        10,367
  Current portion of long-term debt and
     other.............................      1,309        357        1,102             --         2,768
                                         ---------    -------      -------      ---------      --------
          Total current liabilities....     11,977      9,158        4,668             --        25,803
                                         ---------    -------      -------      ---------      --------
DEFERRED INCOME TAXES..................      6,475         --       12,741             --        19,216
                                         ---------    -------      -------      ---------      --------
LONG-TERM DEBT AND OTHER, less current
  portion..............................    140,366         --           --             --       140,366
                                         ---------    -------      -------      ---------      --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock......................         --         --           --             --            --
  Common stock.........................          1         --           --             --             1
  Additional paid-in capital...........     29,038     61,770       32,527        (94,297)       29,038
  Retained earnings....................      6,574      8,798        1,291        (10,089)        6,574
  Treasury stock.......................     (1,800)        --           --             --        (1,800)
                                         ---------    -------      -------      ---------      --------
          Total stockholders' equity...     33,813     70,568       33,818       (104,386)       33,813
                                         ---------    -------      -------      ---------      --------
                                         $ 192,631    $79,726      $51,227      $(104,386)     $219,198
                                         =========    =======      =======      =========      ========

                         STYLING TECHNOLOGY CORPORATION

                                 BALANCE SHEET

                                                                  AS OF JUNE 30, 1999
                                            ---------------------------------------------------------------
                                                                       NON-
                                             PARENT    GUARANTORS   GUARANTORS   ELIMINATING   CONSOLIDATED
                                            --------   ----------   ----------   -----------   ------------
                                                                    (IN THOUSANDS)
                                                                      (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...............  $    198    $  1,169     $    145     $      --      $  1,512
  Accounts receivable, net................    10,637      21,302       11,323            --        43,262
  Inventories, net........................    11,180      13,221        2,547            --        26,948
  Prepaid expenses and other current
     assets...............................     4,385       1,492          270            --         6,147
  Due to/from affiliates..................    10,055       5,075      (15,130)           --            --
                                            --------    --------     --------     ---------      --------
          Total current assets............    36,455      42,259         (845)           --        77,869
PROPERTY AND EQUIPMENT, net...............     5,884       2,713           91            --         8,688
GOODWILL, INTANGIBLES AND OTHER net.......    44,079      57,408       51,081            --       152,568
INVESTMENTS IN SUBSIDIARIES...............   119,605          --           --      (119,605)           --
                                            --------    --------     --------     ---------      --------
          Total assets....................  $206,023    $102,380     $ 50,327     $(119,605)     $239,125
                                            ========    ========     ========     =========      ========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable........................  $  6,998    $  7,698     $  3,013     $      --      $ 17,709
  Accrued liabilities.....................     1,938       6,284        2,241            --        10,463
  Current portion of long-term debt and
     other................................     2,307       1,167           --            --         3,474
                                            --------    --------     --------     ---------      --------
          Total current liabilities.......    11,243      15,149        5,254            --        31,646
                                            --------    --------     --------     ---------      --------
OTHER NON-CURRENT LIABILITIES.............     6,475         (42)      12,741            --        19,174
                                            --------    --------     --------     ---------      --------
LONG-TERM DEBT AND OTHER, less current
  portion.................................   155,652          --           --            --       155,652
                                            --------    --------     --------     ---------      --------
COMMITMENTS AND CONTINGENCIES.............
STOCKHOLDERS' EQUITY:
  Preferred stock.........................        --          --           --            --            --
  Common stock............................         1          --           --            --             1
  Additional paid-in capital..............    29,038      66,769       32,529       (99,298)       29,038
  Retained earnings.......................     5,414      20,504         (197)      (20,307)        5,414
  Treasury stock..........................    (1,800)         --           --            --        (1,800)
                                            --------    --------     --------     ---------      --------
          Total stockholders' equity......    32,653      87,273       32,332      (119,605)       32,653
                                            --------    --------     --------     ---------      --------
          Total liabilities and
            stockholders' equity..........  $206,023    $102,380     $ 50,327     $(119,605)     $239,125
                                            ========    ========     ========     =========      ========

                         STYLING TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS

                                                     FOR THE QUARTER ENDED JUNE 30, 1998
                                      -----------------------------------------------------------------
                                                                 NON-
                                      PARENT    GUARANTORS    GUARANTORS    ELIMINATING    CONSOLIDATED
                                      ------    ----------    ----------    -----------    ------------
                                                               (IN THOUSANDS)
Net sales...........................  $9,168      $9,906        $   --        $    --        $19,074
Cost of sales.......................   3,755       4,695            --             --          8,450
                                      ------      ------        ------        -------        -------
Gross profit........................   5,413       5,211            --             --         10,624
Selling, general and administrative
  expenses..........................   3,450       3,064            --             --          6,514
Centralization and reengineering....      --          --            --             --             --
                                      ------      ------        ------        -------        -------
Income from operations..............   1,963       2,147            --             --          4,110
Interest (expense) and other income,
  net...............................  (1,364)                       --             --         (1,364)
                                      ------      ------        ------        -------        -------
Income before extraordinary item and
  income taxes......................     599       2,147            --             --          2,746
Provision for income taxes..........     258         923            --             --          1,181
                                      ------      ------        ------        -------        -------
Income before extraordinary item....     341       1,224            --             --          1,565
Extraordinary item (net of taxes)...  (1,091)                       --                        (1,091)
Income from subsidiaries............   1,224          --            --         (1,224)            --
                                      ------      ------        ------        -------        -------
Net income..........................  $  474      $1,224        $   --        $(1,224)       $   474
                                      ======      ======        ======        =======        =======

                            STATEMENTS OF OPERATIONS

                                                    FOR THE QUARTER ENDED JUNE 30, 1999
                                     ------------------------------------------------------------------
                                                                 NON-
                                     PARENT     GUARANTORS    GUARANTORS    ELIMINATING    CONSOLIDATED
                                     -------    ----------    ----------    -----------    ------------
                                                               (IN THOUSANDS)
Net sales..........................  $ 7,265     $19,712       $ 7,541        $    --        $34,518
Cost of sales......................    3,627       8,639         2,746             --         15,012
                                     -------     -------       -------        -------        -------
Gross profit.......................    3,638      11,073         4,795             --         19,506
Selling, general and administrative
  expenses.........................    1,840       4,273         6,534             --         12,647
Centralization and reengineering...      703          --            --             --            703
Provision for cancelled
  distributors.....................    5,067          --            --             --          5,067
                                     -------     -------       -------        -------        -------
Income (loss) from operations......   (3,972)      6,800        (1,739)            --          1,089
Interest (expense) and other
  income, net......................   (3,928)         --           (18)            --         (3,946)
                                     -------     -------       -------        -------        -------
Income (loss) before extraordinary
  item and income taxes............   (7,900)      6,800        (1,757)            --         (2,857)
Provision for (benefit from) income
  taxes............................   (3,120)      2,686          (694)            --         (1,128)
                                     -------     -------       -------        -------        -------
Income (loss) before extraordinary
  item.............................   (4,780)      4,114        (1,063)            --         (1,729)
Extraordinary Item (Net of
  taxes)...........................     (446)         --            --             --           (446)
Income from subsidiaries...........    3,051          --            --         (3,051)            --
                                     -------     -------       -------        -------        -------
Net income (loss)..................  $(2,175)    $ 4,114       $(1,063)       $(3,051)       $(2,175)
                                     =======     =======       =======        =======        =======

                         STYLING TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS

                                                   FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   ----------------------------------------------------------------------
                                                                 NON-
                                   PARENT     GUARANTORS      GUARANTORS      ELIMINATING    CONSOLIDATED
                                   ------     ----------      ----------      -----------    ------------
                                                               (IN THOUSANDS)
Net sales........................  $18,347     $16,952            $--           $    --        $35,299
Cost of sales....................    7,569       7,923            --                 --         15,492
                                   -------     -------            --            -------        -------
Gross profit.....................   10,778       9,029            --                 --         19,807
Selling, general and
  administrative expenses........    6,634       5,275            --                 --         11,909
                                   -------     -------            --            -------        -------
Income from operations...........    4,144       3,754            --                 --          7,898
Interest (expense) and other
  income, net....................   (2,628)         --            --                 --         (2,628)
                                   -------     -------            --            -------        -------
Income before extraordinary item
  and income taxes...............    1,516       3,754            --                 --          5,270
Provision for income taxes.......      653       1,613            --                 --          2,266
                                   -------     -------            --            -------        -------
Income before extraordinary
  item...........................      863       2,141            --                 --          3,004
Extraordinary item (net of
  taxes).........................   (1,091)         --            --                            (1,091)
Income from subsidiaries.........    2,141          --            --             (2,141)            --
                                   -------     -------            --            -------        -------
Net income.......................  $ 1,913     $ 2,141            $--           $(2,141)       $ 1,913
                                   =======     =======            ==            =======        =======

                            STATEMENTS OF OPERATIONS

                                                  FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                    -------------------------------------------------------------------
                                                                 NON-
                                     PARENT     GUARANTORS    GUARANTORS    ELIMINATING    CONSOLIDATED
                                     ------     ----------    ----------    -----------    ------------
                                                              (IN THOUSANDS)
Net sales.........................  $ 15,216     $35,078       $18,476        $    --        $68,770
Cost of sales.....................     7,411      15,744         6,702             --         29,857
                                    --------     -------       -------        -------        -------
Gross profit......................     7,805      19,334        11,774             --         38,913
Selling, general and
  administrative expenses.........     4,905       7,968        12,902             --         25,775
Centralization and
  reengineering...................     1,363          --            --             --          1,363
Provision for cancelled
  distributors....................     5,067                                                   5,067
                                    --------     -------       -------        -------        -------
Income (loss) from operations.....    (3,530)     11,366        (1,128)            --          6,708
Interest (expense) and other
  income, net.....................    (7,841)         11           (44)            --         (7,874)
                                    --------     -------       -------        -------        -------
Income (loss) before extraordinary
  item and income taxes...........   (11,371)     11,377        (1,172)            --         (1,166)
Provision for income taxes........    (4,441)      4,494          (505)            --           (452)
                                    --------     -------       -------        -------        -------
Income (loss) before extraordinary
  item............................    (6,930)      6,883          (667)            --           (714)
Extraordinary item (net of
  taxes)..........................      (446)         --            --             --           (446)
Income from subsidiaries..........     6,216          --            --         (6,216)            --
                                    --------     -------       -------        -------        -------
Net income (loss).................  $ (1,160)    $ 6,883       $  (667)       $(6,216)       $(1,160)
                                    ========     =======       =======        =======        =======

                         STYLING TECHNOLOGY CORPORATION

                            STATEMENT OF CASH FLOWS

                                                  FOR THE SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED)
                                            ---------------------------------------------------------------
                                                                       NON-
                                             PARENT    GUARANTORS   GUARANTORS   ELIMINATING   CONSOLIDATED
                                            --------   ----------   ----------   -----------   ------------
                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..............................  $  1,913    $  2,164     $     --     $ (2,164)      $  1,913
  Adjustments to reconcile net income to
     net cash in operating activities:
     Depreciation and amortization........     1,102         754           --           --          1,856
     Interest accretion on note payable...        87          --           --           --             87
     Change in certain assets and
       liabilities........................
       Accounts receivable, net...........    (2,491)     (1,174)          --           --         (3,665)
       Inventories, net...................    (2,724)      1,173           --           --         (1,551)
       Prepaids and other assets..........    (1,792)      1,428           --           --           (363)
       Accounts payable and accrued
          liabilities.....................    (3,396)        600           --           --         (2,796)
       Due to/(from) affiliates, net......     1,696      (3,859)          --        2,164             --
                                            --------    --------     --------     --------       --------
          Net cash provided by (used in)
            operating activities..........    (5,605)      1,086           --           --         (4,519)
                                            --------    --------     --------     --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of acquired businesses, net of
     cash acquired........................   (31,469)         --           --           --        (31,469)
  Purchasing of property, plant and
     equipment............................      (624)        (44)          --           --           (668)
  Change in investments, long term
     receivables and other................      (872)        (85)          --           --           (957)
                                            --------    --------     --------     --------       --------
          Net cash provided by (used in)
            investing activities..........   (32,965)       (129)          --           --        (33,094)
                                            --------    --------     --------     --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from credit facility, net of
     financing costs......................    10,265          --           --           --         10,265
  Proceeds from bond offering, net of
     financing costs......................    96,400          --           --           --         96,400
  Exercise of stock options...............       197          --                                      197
  Repayment of notes payable and Credit
     Facility.............................   (60,655)         --           --           --        (60,655)
                                            --------    --------     --------     --------       --------
          Net cash provided by (used in)
            financing activities..........    46,207          --           --           --         46,207
                                            --------    --------     --------     --------       --------
NET CHANGE IN CASH........................     7,637         957           --           --          8,594
                                            --------    --------     --------     --------       --------
CASH AND CASH EQUIVALENTS, beginning of
  period..................................  $  2,850    $    213                  $     --          3,063
                                            --------    --------     --------     --------       --------
CASH AND CASH EQUIVALENTS, end of
  period..................................  $ 10,487    $  1,170     $     --     $     --       $ 11,657
                                            ========    ========     ========     ========       ========

                         STYLING TECHNOLOGY CORPORATION

                            STATEMENT OF CASH FLOWS

                                                  FOR THE SIX MONTHS ENDED JUNE 30, 1999 (UNAUDITED)
                                            ---------------------------------------------------------------
                                                                       NON-
                                             PARENT    GUARANTORS   GUARANTORS   ELIMINATING   CONSOLIDATED
                                            --------   ----------   ----------   -----------   ------------
                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).........................  $ (1,160)   $  6,883     $  (667)      $(6,216)      $ (1,160)
Adjustments to reconcile net income (loss)
  to net cash in operating activities:
  Depreciation and amortization...........     1,677       1,568         247            --          3,492
  Provision for cancelled distributors....     5,067          --          --            --          5,067
  Change in certain assets and liabilities
     Accounts receivable, net.............       107     (10,669)     (5,441)           --        (16,003)
     Inventories, net.....................    (3,541)        417        (464)           --         (3,494)
     Prepaids and other assets............    (3,766)     (1,214)        (84)           --         (5,064)
     Accounts payable and accrued
       liabilities........................      (363)      5,022       1,687            --          6,346
     Due to/(from) affiliates, net........   (12,952)      1,081       5,655         6,216             --
                                            --------    --------     -------       -------       --------
       Net cash provided by (used in)
          operating activities............   (12,916)      3,088         933            --         (8,895)
                                            --------    --------     -------       -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchasing of property, plant
     and equipment........................    (2,378)     (1,046)        (16)           --         (3,440)
  Change in investments, long term
     receivables and other................      (384)     (1,216)     (1,283)           --         (2,883)
                                            --------    --------     -------       -------       --------
       Net cash provided by (used in)
          investing activities............    (2,762)     (2,262)     (1,299)           --         (6,323)
                                            --------    --------     -------       -------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from line of credit, net of
     financing costs......................    72,469          --          --            --         72,469
  Repayment on line of credit.............   (59,460)         --        (302)           --        (59,762)
                                            --------    --------     -------       -------       --------
       Net cash provided by (used in)
          financing activities............    13,009          --        (302)           --         12,707
                                            --------    --------     -------       -------       --------
NET CHANGE IN CASH........................    (2,669)        826        (668)           --         (2,511)
                                            --------    --------     -------       -------       --------
CASH AND CASH EQUIVALENTS, beginning of
  period..................................  $  2,867    $    343     $   813       $    --          4,023
                                            --------    --------     -------       -------       --------
CASH AND CASH EQUIVALENTS, end of
  period..................................  $    198    $  1,169     $   145       $    --       $  1,512
                                            ========    ========     =======       =======       ========

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

  Results of Operations -- Three Months Ended and Six Months Ended June 30, 1999 Compared to Three Months Ended and Six Months Ended June 30, 1998.

     Net Sales

     Net sales amounted to $34.5 million for the three months ended June 30, 1999, up 81% from net sales of $19.1 million for the three months ended June 30, 1998. Net sales amounted to $68.8 million for the six months ended June 30, 1999, compared to net sales of $35.3 million for the six months ended June 1998. The $15.4 million, or 81%, increase in sales for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998 was due primarily to the contribution of brands acquired during and subsequent to the quarter ended June 30, 1998 in addition to strong performance in the Company's exclusive hair care lines, ABBA and Framesi, and in the appliances and sundries category. On a pro forma basis, assuming the 1998 acquisitions had taken place on January 1, 1998, net sales increased by $4.3 million, or 14%, to $34.5 million in the second quarter of 1999 from $30.2 million during the second quarter of 1998. Pro forma net sales for the six months ended June 30, 1999 increased by $10.0 million, or 17%, to $68.8 million from $58.8 million for the six months ended June 30, 1998.

     Cost of Sales

     Cost of sales amounted to $15.0 million, or 43% as a percentage of net sales, for the three months ended June 30, 1999, compared to $8.5 million, or 44% as a percentage of net sales, for the three months ended June 30, 1998. Cost of sales amounted to $29.9 million, or 43% as a percentage of net sales, for the six months ended June 30, 1999, compared to $15.5 million, or 44% as a percentage of net sales, for the six months ended June 30, 1998. As a result of the foregoing, we realized gross profit for the three months ended June 30, 1999 of $19.5 million, or 57% as a percentage of net sales, compared to $10.6 million, or 56% as a percentage of net sales, during the corresponding period in 1998. We realized gross profit for the six months ended June 30, 1999 of $38.9 million, or 57% as a percentage of net sales, compared to $19.8 million, or 56% as a percentage of net sales, during the corresponding period in 1998. Our ability to sustain this favorable gross margin percentage is attributable primarily to the acquisition of businesses that carry similarly favorable gross margins and our continued efforts to leverage its substantial purchasing power with third-party suppliers to obtain optimum pricing.

     Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses were $12.6 million, or 37% of net sales, for the three months ended June 30, 1999, before recording centralization and reengineering costs and one-time charges totaling approximately $5.8 million. Selling, general, and administrative expenses including the centralization and reengineering costs and one-time charges amounted to $18.4 million, or 53% of net sales, for the three months ended June 30, 1999 compared with $6.5 million, or 34% of net sales, for the three months ended June 30, 1998. Selling, general, and administrative expenses were $25.8 million, or 37% of net sales, for the six months ended June 30, 1999, before recording centralization and reengineering costs and one time charges totaling approximately $6.4 million. Selling, general, and administrative expenses including the centralization and reengineering costs and one-time charges amounted to $32.2 million, or 47% of net sales, for the six months ended June 30, 1999 compared with $11.9 million, or 34% of net sales, for the six months ended June 30, 1998. Selling, general, and administrative expenses, exclusive of one-time charges discussed above, increased on an absolute as well as a percentage basis due primarily to acquisitions completed during and subsequent to June 30, 1998 and the operating characteristics of those businesses acquired. The centralization and business process reengineering project, which began in the fourth quarter of 1998, was substantially complete by June 30, 1999. The project, which included the centralization of operations in Scottsdale, Arizona and the outsourcing of segments of our production and warehousing functions, resulted in costs of $703,000 during the three months ended June 30, 1999, for a total of $1.4 million during the six months ended June 30, 1999.

     During the second quarter of 1999, we changed the method of distribution of our products by eliminating a significant number of tanning supply distributors. Distribution of Body Drench products to the tanning market will now be made through a limited number of exclusive distributors. We believe that by focusing on our core business of selling our portfolio of brands to the professional salon distribution channels and limiting distribution in the tanning supply channel, the stature of the Body Drench brand will be enhanced, which should increase gross margins on tanning products, reduce expenses, and capitalize on our core strategy of offering customers a "one-stop-shop" for professional salon products. This change in our business resulted in a write-off of receivables from cancelled distributors of approximately $5.1 million during the quarter ended June 30, 1999. We classified this charge as a provision for cancelled distributors in the consolidated statement of operations as a separate component of income from operations. Any future change to the realizability of these tanning supply distributor receivables will be recorded as a component of the provision for cancelled distributors in the statement of operations at that time. The normal recurring bad debt charges are recorded as a component of selling, general and administrative expenses and amounted to approximately $171,000 and $1,112,000 for the six months ended June 30, 1998 and 1999, respectively.

     Interest Expense and Other

     Interest expense and other amounted to $3.9 million for the three months ended June 30, 1999, up 179% from $1.4 million for the three months ended June 30, 1998. Interest expense and other amounted to $7.9 million for the six months ended June 30, 1999, up 200% from $2.6 million for the six months ended June 30, 1998. These increases were primarily a result of an increase in debt associated with the completion of the 1998 acquisitions and an increase in our effective interest rate as a result of the issuance of the senior subordinated notes in June 1998.

     Extraordinary Item

     A portion of the proceeds from the GE Facility discussed under "Liquidity and Capital Resources" below was used to repay the previous credit facility. The Company reported an extraordinary, non-cash charge of approximately $446,000, net of taxes, or $0.11 per diluted share, related to unamortized financing costs associated with the previous credit facility.

     Provision for Income Taxes

     The benefit from income taxes for the three months ended June 30, 1999 amounted to $1.1 million, which represents an effective tax rate of approximately 39.5%, compared with a provision of $1.2 million, which represents an effective tax rate of approximately 43% for the three months ended June 30, 1998. The benefit from income taxes for the six months ended June 30, 1999 amounted to $452,000, which represents an effective tax rate of approximately 38.8%, compared with a provision of $2.3 million, which represents an effective tax rate of approximately 43% for the six months ended June 30, 1998. Permanent differences between book and tax amounts decreased over the twelve month period, resulting in the lower effective tax rate for the quarter and six months ended June 30, 1999.

     Income from Operations and Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)

     Income from operations was $6.9 million before centralization and reengineering costs and one-time charges for the three months ended June 30, 1999, compared to $4.1 million for the three months ended June 30, 1998. After centralization and reengineering costs and one-time charges, income from operations was $1.1 million for the three months ended June 30, 1999. Income from operations was $13.1 million before centralization and reengineering costs and one-time charges for the six months ended June 30, 1999, compared to $7.9 million for the six months ended June 30, 1998. After one-time and non-recurring charges, income from operations was $6.7 million for the six months ended June 30, 1999. EBITDA for the three months ended June 30, 1999 was $8.7 million before centralization and reengineering costs and one-time charges, an increase of $3.7 million, or 74%, over EBITDA of $5.0 million for the three months ended June 30, 1998. EBITDA after centralization and reengineering costs and one-time charge was $3.0 million for the quarter. Earnings before interest, taxes, depreciation, and amortization (EBITDA) was $16.6 million before centralization and reengineering costs and one-time charges for the six months ended June 30, 1999, an increase of $7.0 million, or 73%, over EBITDA of $9.6 million for the six months ended June 30, 1998. EBITDA after centralization and reengineering costs and one-time charges was $10.2 million for the six months ended June 30, 1999. On a proforma basis, assuming the 1998 acquisitions had taken place on January 1, 1998, EBITDA, before centralization and reengineering costs and one-time charges, increased by $2.7 million, or 19%, to $16.6 million in the first six months of 1999 from $13.9 million during the first six months of 1998. EBITDA is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of operating performance or to net cash provided by operating activities as a measure of liquidity. We believe EBITDA is a measure commonly reported and widely used by analysts, investors, and other interested parties who monitor business performance. Accordingly, we have disclosed this information to permit a more complete comparative analysis of our operating performance.

     Net Income

     Net loss for the three months ended June 30, 1999, was $1.7 million, or $0.42 per diluted share, before extraordinary item compared to net income of $1.6 million, or $0.36 per diluted share, for the corresponding period during 1998. For the six months ended June 30, 1999, we reported a net loss of $714,000, or $0.18 per diluted share, before the extraordinary item compared to net income of $3.0 million, or $0.69 per diluted share, for the corresponding period during 1998. After the extraordinary item, the net loss for the six months ended June 30, 1999 was $1.2 million, or $0.29 per diluted share, compared to net income of $1.9 million for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital position increased to $46.2 million at June 30, 1999 from $39.9 million at December 31, 1998. The increase of $6.3 million is primarily due to an increase investment in accounts receivable as well as the Company's results of operations for the six months ended June 30, 1999.

     During the six months ended June 30, 1999, the Company used approximately $8.9 million of cash in operating activities, which was primarily due to increased investment in accounts receivable of $10.9 million resulting from internal sales growth of 17%, increases in prepaid expenses and other assets of $5.1 million, offset by a decrease in accounts payable of $6.3 million.

     Capital expenditures for the six months ended June 30, 1999 totaled approximately $3.4 million, primarily related to computer hardware and software costs in connection with the Company's new centralized management and information systems.

     In June 1999, the Company closed the GE Facility, a $90 million Senior Secured Revolving Credit Facility with GE Capital Corporation acting as agent. Proceeds from the new facility were used to repay amounts outstanding under the Company's previous credit facility. The GE Facility will also provide funds for future acquisitions as well as for working capital purposes. The Company reported an extraordinary, non-cash charge during the second quarter of approximately $446,000, net of tax, or approximately $0.11 per diluted share, related to the write-off of unamortized financing costs associated with the previous credit facility.

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

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, within the next five months, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance.

  Company's State of Readiness

     The Company has completed an assessment of its internal systems and processes with respect to the "Year 2000" issue. The Company's sales, accounts receivable, inventory management, accounts payable, general ledger and payroll systems comprise its critical information technology ("IT") systems. The Company has assessed its "Year 2000" readiness with regard to these critical IT systems. Based on internal assessments and upon vendor representations, the Company believes that its critical IT systems currently in place or being implemented as part of the centralization and reengineering plan are or will be "Year 2000" compliant. The Company believes that it will complete the implementation of its new processes and systems associated with the critical IT systems by September 30, 1999. The Company is assessing the potential impact of "Year 2000" failures from vendors, customers, and outside parties upon its business and is currently taking steps to assess and minimize the risk of such "Year 2000" failures. Based upon the Company's current state of readiness and the steps currently being taken, the Company does not believe that the "Year 2000" problem will have a material adverse effect on the Company's business, financial condition, or results of operations.

     Software and hardware, such as security and telephone systems, that facilitate the operations of its warehouses and operating locations that are not affected by the centralization and reengineering plan comprise the Company's primary non-IT systems. The Company is in the process of assessing the "Year 2000"
compliance of these non-IT systems and expects to conclude this assessment by September 1, 1999. The Company has not incurred, nor does it expect to incur, material costs in readying its non-IT systems for the Year 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS

     At June 30, 1999, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. The Company holds no investment securities that would require disclosure of market risk.

PRIMARY MARKET RISK EXPOSURES

     The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company incurs interest expense on loans made under the Notes at an interest rate, which is fixed, for a maximum of ten years. At June 30, 1999, the Company's outstanding borrowings on the Notes were $100 million, at an interest rate of 10.875%. The Company also incurs interest on loans made under a revolving line of credit and other debt instruments at variable interest rates ranging from 6.0% to 9.0%. At June 30, 1999, the Company's total outstanding borrowings on the instruments were approximately $57.3 million, including approximately $52.2 million outstanding under the current credit facility and approximately $5.1 million of other debt instruments. The Company has entered into an interest rate swap agreement and an interest rate cap agreement to limit the effect of increases in the interest rates on floating rate debt. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense.

     The interest rate swap agreement is a contract to exchange floating rate for fixed payments periodically over the life of the agreement. During March 1998, the Company entered into an interest rate swap agreement, which effectively fixed the interest rate on a $12.5 million notional principal amount under its current credit facility at 5.75% plus a credit margin ranging from 150 to 250 basis points, for a period ending March 2000. During April 1998, the Company entered into an interest rate cap agreement, which effectively limits the Company's interest rate exposure on a $12.5 million notional principal amount under its current credit facility at 7.50% plus a credit margin ranging from 250 to 300 basis points, for a period ending

April 2000. The borrowings under the current credit facility not subject to interest rate swap or interest rate cap agreements at June 30, 1999 totaled $27.2 million.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 1999 Annual Meeting of Stockholders was held on June 14, 1999. The following nominees were elected to the Company's Board of Directors to serve as Class I directors for a three-year term expiring in 2002, or until their successors are elected and qualified, or until their earlier resignation or removal:

    NOMINEE      VOTES IN FAVOR   WITHHELD
    -------      --------------   --------
James A. Brooks    3,562,370        9,800
Sylvan Schefler    3,561,370       10,800

     The following additional items were voted upon by the Company's stockholders:

     (a) Proposal to approve an amendment to the Company's 1996 Stock Option Plan to increase the number of shares that may be issued pursuant to the 1996 Stock Option Plan from 750,000 to 1,000,000 shares.

VOTES IN FAVOR  OPPOSED   ABSTAINED  BROKER NON-VOTE
--------------  -------   ---------  ---------------
  1,609,590     434,888     4,000       1,523,692

     (b) Proposal to ratify the appointment of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1999.

VOTES IN FAVOR  OPPOSED   ABSTAINED  BROKER NON-VOTE
--------------  -------   ---------  ---------------
  3,560,720      8,600      2,850          -0-

     The following directors' terms of office continued after the 1999 Annual Meeting of Stockholders:

       Sam L. Leopold
        Richard R. Ross
        Peter W. Burg
       Michael H. Feinstein

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS.

     27 Financial Data Schedule

     (b) REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          STYLING TECHNOLOGY CORPORATION

                                          By: /s/ RICHARD R. ROSS
                                            ------------------------------------
                                            Richard R. Ross
                                            Executive Vice President and
                                              Chief Financial Officer
                                            (Duly authorized officer of the
                                              Registrant,
                                              principal financial and accounting
                                              officer)

Dated: August 12, 1999

                                EXHIBIT INDEX
                                -------------


Exhibit
  No.         Description
-------       -----------
  27          Financial Data Schedule