Form 10-K/A
period 1998-12-31
STYLING TECHNOLOGY CORP
filed 2000-10-20
CIK 1022832

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998       Commission file number 0-21703


                         STYLING TECHNOLOGY CORPORATION
             (Exact Name of Registrant as Specified in the Charter)

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

     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K. [ ]

     As of March 29, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average sales price of such stock as of such date on the Nasdaq National Market, was $41,640,001. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

     As of March 29, 1999, there were 4,067,503 shares of registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions  of  the   registrant's   definitive   Proxy   Statement  for  the
registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

================================================================================

                         STYLING TECHNOLOGY CORPORATION

                          ANNUAL REPORT ON FORM 10-K/A

                       FISCAL YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

ITEM 1. BUSINESS...........................................................    1
ITEM 2. PROPERTIES.........................................................   21
ITEM 3. LEGAL PROCEEDINGS..................................................   21
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................   21

                               PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS........................................   22
ITEM 6. SELECTED FINANCIAL DATA............................................   22
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (AS RESTATED)..................   24
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK........................................................   39
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE................................   40

                              PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................   40
ITEM 11.EXECUTIVE COMPENSATION.............................................   40
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
        AND MANAGEMENT.....................................................   40
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................   40

                               PART IV

ITEM 14.EXHIBITS FINANCIAL STATEMENT SCHEDULES, AND REPORTS
        ON FORM 8-K........................................................   40
SIGNATURES    .............................................................   42
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.................................

                                   ----------

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-K/A THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF APPLICABLE SECURITIES LAWS. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING THE COMPANY'S "EXPECTATIONS," "ESTIMATES," "ANTICIPATION," "INTENTIONS," "BELIEFS," "PLANS," OR "STRATEGIES" REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS ALSO INCLUDE STATEMENTS REGARDING OPERATING RESULTS, CAPITAL RESOURCES, AND LIQUIDITY OR STATEMENTS WITH RESPECT TO THE MARKETS IN WHICH THE COMPANY COMPETES OR THE BEAUTY CARE INDUSTRY IN GENERAL. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE FILING DATE OF THIS REPORT, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FACTORS DISCUSSED IN ITEM 1, "BUSINESS - SPECIAL CONSIDERATIONS."

                                   ----------

     "ABBA," "Alpha 9," "Biogenol," "Body Drench," "Clean + Easy," "Cosmic," "European Touch," "Framesi," "Gena," "Kizmit," "Maiko," "One Touch," "Pro Finish," "Revivanail," "Roffler," "SRC," and "Suntopia" are the Company's principal registered trademarks. This Report also includes other trademarks of the Company.

                                EXPLANATORY NOTE

                      AMENDED FILING OF FORM 10-K FOR 1998
                       RESTATEMENT OF FINANCIAL STATEMENTS
                       AND CHANGES TO CERTAIN INFORMATION

     In November 1999, we announced that as a result of errors and irregularities primarily discovered in the Body Drench division in the recording of net sales and income the Company anticipated restating its financial statements. The procedures we have undertaken to determine the extent of the restatement have resulted in the restatement of our financial statements for 1997 and 1998 (see Note 1 and 13 to the Consolidated Financial Statements filed with this Report).

     General information in the originally filed Form 10-K was presented as of the March 31, 1999 filing date or earlier, as indicated. Unless otherwise stated, such information has not been updated in this amended filing. Concurrent with the filing of this report, we have filed with the Securities and Exchange Commission (SEC) the 1999 Form 10-K, which discusses recent developments and contains updated general information.

     Financial statements and related disclosures, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in this amended filing reflect, where appropriate, changes to conform to the restatement.

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

     The Company believes it is the only company that develops, produces, and markets products in each category of the professional salon products industry and that its ability to offer customers a "one-stop shop" for brand-name professional salon products creates a competitive advantage. The Company currently sells more than 550 products under 17 principal brand names, including ABBA Pure and Natural Hair Care products, AquaTonic hair care products, Biogenol hair products, Body Drench skin and body care products, Clean + Easy hair removal products, European Touch II pedicure spa equipment, Framesi hair care products, Gena nail and pedicure products, Kizmit acrylic nail enhancements, Revivanail nail treatments, and Roffler hair care products. In the United
States, the Company markets its product lines through professional salon industry distribution channels to more than 2,300 customers, consisting primarily of salon product and tanning supply distributors (which resell to beauty and tanning salons), beauty supply outlets, and salon chains. The Company also markets its products directly to more than 3,000 spas, resorts, and health and country clubs through its in-house sales force. Internationally, the Company sells its products primarily through international salon product distributors.

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

     The following table sets forth information regarding each of the Company's acquisitions:

ACQUISITION                                     ACQUISITION DATE   BRAND NAME (PRODUCT DESCRIPTION)
-----------                                     ----------------   --------------------------------
Gena Laboratories, Inc. ("Gena")                 November 1996     Gena (professional natural nail care, pedicure,
                                                                   skin care, and hair care products)

Body Drench Division ("Body Drench")             November 1996     Body Drench (high-end professional tanning and
  of Designs by Norvell, Inc. ("DBN")                              moisturizing products and resort, spa, and health
                                                                   and country club personal care products)

J.D.S. Manufacturing Co., Inc. ("JDS")           November 1996     Alpha 9 (acrylic and fiberglass nail enhancement
                                                                   products)

Kotchammer Investments, Inc. (dba Styling        November 1996     SRC (high-end salon appliances and salonwear)
Research Company) ("KII")

Suntopia  Division of Creative  Laboratories,    March 1997        Suntopia (high-end tanning products)
Inc. ("Suntopia")

U.K. ABBA Products, Inc. ("ABBA")                June 1997         ABBA Pure and Natural Hair Care
                                                                   (aromatherapy-based professional hair care
                                                                   products)

One Touch and Clean + Easy Division of           December 1997     Clean + Easy and One Touch  (salon and retail hair
  Inverness  Corporation  and Inverness (UK)                       removal products)
  Limited (together, "Inverness")

Pro Finish USA, Ltd. ("Pro Finish")              May 1998          Pro Finish, Kizmit, and Cosmic (nail care
                                                                   products)

European Touch Co., Incorporated, and            June 1998         European Touch  (professional nail enhancement and
  two related nail companies ("European                            treatment products)
  Touch")

European Touch, Ltd. II ("European Touch II")    June 1998         European Touch II (pedicure spa equipment)

Ft. Pitt Acquisition, Inc. and its 90%           August 1998       Framesi, Roffler, and Biogenol (professional hair
   owned subsidiary Ft. Pitt - Framesi,                            care products)
   Ltd. (together, "Framesi USA")

     The Company's principal executive offices are located at 7400 East Tierra Buena, Scottsdale, Arizona, 85260. The Company's telephone number is (480) 609-6000. As used herein, the terms the "Company" and "Styling" mean Styling Technology Corporation and its subsidiaries.

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

     Professional hair care products include shampoo, conditioner, styling gel, glaze, mousse, hair spray, permanent, hair relaxer, and hair color products. Professional nail care products include fiberglass and acrylic nail enhancement solutions applied by the salon professional when performing the nail service and the accessories used by the professional to apply the solutions; natural nail care and pedicure solutions and accessories; and polishes. Skin and body care products include body lotions, tanning products, cosmetics, skin moisturizers, hair removal and depilatory products, and other personal care products (such as shaving creams and antiperspirants) used by salon professional in rendering salon services (such as facials, manicures, pedicures, leg and body waxing, paraffin therapy, aromatherapy, and thermo-therapy) or available for use by patrons of tanning salons, spas, resorts, and health and country clubs.

Professional salon appliances and sundries include hair dryers, curling irons, brushes, pedicure spas, furniture, and salon wear (such as capes).

     The professional salon products industry has grown significantly during the last several years. According to industry sources, professional salon industry revenue (which includes revenue from salon services and the sale of salon products) for 1998 was approximately $40 billion in the United States and $80 billion worldwide. Industry sources estimate that there are approximately 127 million client visits to salons each month and that there are more than 200,000 beauty salons and 1.8 million licensed cosmetologists in the United States. Professional salon products companies sell their products primarily to regional, full-service salon product distributors that resell products from multiple manufacturers to salons and salon professional. The professional salon products industry is highly fragmented. Of the approximately 700 companies selling professional salon products in the United States, most generate less than $10 million in sales and focus on a single product category. For example, most companies offering professional salon hair care products do not also offer nail or skin care products.

     Professional salon products have two end consumers: the salon professional who uses them in the performance of salon services and the salon client who purchases them for personal use. The Company believes salons typically generate between 10% and 30% of their revenue from retail sales of professional salon products. As the users and "prescribers" of professional salon products, salon professionals typically select products on the basis of performance rather than price. As a result, suppliers of professional salon products focus on educating distributors and salon professionals on the uses and benefits of their products and on industry trends. Because salon professionals "prescribe" these products and sell them primarily in connection with the rendering of a service, professional salon products typically foster strong brand loyalty and exhibit relative price insensitivity. Consequently, professional salon products generally command substantially higher profit margins that mass-marketed beauty products.

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

INTERNAL GROWTH STRATEGY

     The Company intends to increase revenue and improve margins within its existing product lines and to develop new product lines. Elements of its internal growth strategy include the following:

     * LEVERAGE WELL-ESTABLISHED DISTRIBUTION CHANNELS. The Company intends to leverage its distribution channels by providing distributors with an increasingly comprehensive array of products through acquisitions and internal development of new brands. Through management's existing relationships and those of acquired companies, the Company has developed and integrated an increasingly extensive distribution network. The Company believes that offering a growing array of well-known brands in all salon product categories will further enhance its position as a key supplier to many of its customers.

     * CAPITALIZE ON BRAND NAME RECOGNITION; LINE EXTENSIONS. The Company believes the strong brand name recognition of its product lines lends itself to line extension. For example, ABBA, one of the top brands in the aromatherapy segment of the hair care category, recently introduced its Botanical High line of volume therapy hair care products. The Company believes that the loyalty of salons and salon professionals to strong brands generally makes them receptive to line extensions that capitalize on the credibility of those brands. Strong brand names also provide the Company the opportunity to cross-market established and developing brands and products.

     * EXPAND DISTRIBUTION TO SALON CHAINS. The Company is aggressively targeting sales directly to salon chains, which the Company believes are underserved by distributors and other salon product companies. The Company believes that its increasingly diverse product offerings will enable it to offer salon chains the benefits of one-stop shopping, centralized single-source ordering, tailored promotional programs, and dedicated customer service. The Company has formed a sales and marketing team focused exclusively on further penetrating this underserved segment of the salon product market.

     * EXPAND DISTRIBUTION OF EXISTING PRODUCTS INTERNATIONALLY. The Company believes significant opportunities exist to increase sales and profits through the expansion of the international distribution of its products. Currently, the non-U.S. market for professional salon products represents approximately 50% of the worldwide market. The Company, however, generated only approximately 6% of its pro forma 1998 net sales outside of the United States. The Company is expanding its international distribution, which currently includes 37 countries. The Company will continue to focus on introducing its products into its recently expanded international distribution channels, which provide access to most international beauty markets.

     * ENHANCE OPERATIONAL EFFICIENCIES OF ACQUIRED BUSINESSES. The Company focuses on integrating acquired businesses. Following each acquisition, the Company enhances operational efficiency by (1) eliminating duplicative administrative functions, thereby lowering overhead expenses, (2) expanding distribution channels, and (3) adding and disseminating further market and product knowledge throughout the Company's operations. The Company plans to further enhance operational efficiency through its new corporate headquarters and centralized operations center in Scottsdale, Arizona. The Company believes that the continued realization of operational efficiencies through its centralization and business process reengineering efforts will enhance internal growth and profitability.

     * CAPITALIZE ON LIFESTYLE TRENDS. The Company intends to continue to capitalize on current lifestyle trends that are favorable to the professional salon industry. Growing consumer focus on healthy living and personal indulgences will continue to fuel expansion in the salon/spa industry, as the demand for services such as body treatments and massages increases. Additionally, the aging of the "baby boomers," those born between 1945 and 1964, is expected to benefit the salon industry.

     During 1999, the Company will be implementing new centralized management and information systems, which the Company believes will enhance the productivity of its existing operations and future acquisitions. The system will permit the Company to improve economies of scale through centralized systems for accounting, purchasing, inventory management, financial reporting, and customer service. The Company believes that its investment in its management and information systems will create a platform for long-term growth. The new systems will assist the Company to access real-time information regarding customers, distributors, purchase orders, inventory availability, sales order history, and other information. The systems will facilitate the Company's integration of future acquired businesses and improve operations by allowing the Company to:

     *    provide greater  customer  service by providing sales  representatives
          with  product   information,   promotions,   and  individual  customer
          purchasing patterns;

     * improve sales and marketing functions by tracking fast and slow moving products and creating customized sales reports;

     *    facilitate improved inventory management and purchase forecasting; and

     *    transition   acquired   businesses  onto  the  Company's   centralized
          management and information systems more efficiently by providing a more flexible platform for data conversion.

ACQUISITION STRATEGY

     The Company seeks to acquire professional salon product businesses possessing complementary salon products with well-recognized brand names and strong distribution networks and to capitalize on the substantial fragmentation and growth potential existing in the professional salon products industry. The Company believes that there are many attractive acquisition candidates in the professional salon products industry, primarily as a result of the highly fragmented nature of the industry and the desire of owners for exit strategies. The Company maintains a disciplined approach to acquisitions and evaluates each potential acquisition based on the following acquisition goals:

     * CONTINUE TO ACQUIRE LEADING BRANDS. The Company plans to continue its strategy of acquiring leading brand names that complement its portfolio of brands and command strong customer loyalty. By following this strategy, the Company plans to solidify its position as a leading supplier of professional salon products and further enhance its relationships with distributors. Additionally, well-known and well-respected professional brands are able to command consistently higher prices than mass-marketed retail brands and lesser known or respected professional brands.

     * DIVERSIFY AND STRENGTHEN PRODUCT OFFERINGS. The Company intends to acquire companies and product lines that diversify and strengthen its portfolio of salon products. In this regard, the Company seeks to acquire complementary products that will enable it to offer multiple brands in each salon product category and a broader range of products addressing the various niches within these categories. The Company believes that this approach will enable it to offer distributors and beauty supply outlets, which typically carry multiple brands in each category, a more complete "one-stop shop" for the majority of their salon products.

     * STRENGTHEN DISTRIBUTION NETWORK. The Company intends to acquire companies and product lines that strengthen its relationships with domestic and international distributors. By acquiring companies with strong distribution networks, the Company will be in a position to increase sales by introducing its existing products into new distribution channels and newly acquired or developed products into existing distribution channels.

     * CONTINUE TO PURSUE ACQUISITIONS AT ATTRACTIVE CASH FLOW MULTIPLES. The Company plans to continue to pursue acquisition candidates at attractive cash flow multiples. To achieve this goal, the Company evaluates each acquisition candidate's historical operating results and future earnings potential, the size and anticipated growth of the market it serves, and its relative position in that market. The
          Company typically seeks to acquire companies and product lines at acquisition multiples of three to six times earnings before interest, taxes, depreciation, and amortization "EBITDA."

PRODUCTS

     The Company offers products in all salon product categories. The Company sells more than 550 professional salon hair care, natural nail care and nail enhancement products, skin and body care products, and salon accessories and sundries, representing approximately 1,500 stock keeping units ("SKUs"). The Company believes that the strength of its brand names is based on the reputation of its products for quality among salon professionals, the performance of its products, and its focused commitment to the needs of salon professionals and their clientele. The Company believes these brand names are widely recognized by salon product distributors and salon professionals and their clients as high-quality, effective products. In addition, the Company believes that the strength of the brand names of its existing products and its reputation within the industry will assist it to successfully develop and market product line extension and new brands.

     The table below sets forth a description of the Company's principal products, the brand names under which the products are sold, and the Company's estimate of approximate percentages of such products sold for professional salon use and retailed to salon and customers.

                                                                                                 %         % RETAIL
                                                                                               SALON       SALES BY
PRODUCT CATEGORY                 PRODUCT DESCRIPTION                  BRAND NAMES              USE(1)      SALONS(1)
----------------                 -------------------                  -----------              ------      ---------
Hair Care                    Shampoo,    conditioner,    hair     ABBA,        AquaTonic,         40%          60%
                             color,     and    styling    and     Biogenol,  Body Drench,
                             finishing aids                       Framesi, Gena, Roffler

Nail Care                    Natural   nail  care   products,     Alpha    9,     Cosmic,         70           30
                             acrylic  and   fiberglass   nail     European  Touch,  Gena,
                             enhancement    products,    nail     Kizmit,   Pro   Finish,
                             treatments,     nail     polish,     Revivanail
                             light-bonded  nail systems,  and
                             manicure and pedicure  solutions
                             and accessories

Skin and Body Care           Moisturizing lotion,  indoor and     Body  Drench,  Clean  +         35         65
                             outdoor    tanning     products,     Easy,  Gena, One Touch,
                             personal     care      products,     Suntopia
                             paraffin  waxes,  thermo-therapy
                             treatments,   and  hair  removal
                             systems and depilatory products

Salon Equipment              Hairdryers,    curling    irons,     European    Touch   II,        100          0
Appliances and Sundries      salon   pedicure   spas,   salon     Maiko, SRC
                             furniture,     and     salonwear
                             (capes/aprons)

----------
(1)  Company estimates

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

     The Gena line of natural nail care products features Warm-O-Lotion, a collagen-enriched manicure lotion that is prominently featured in salons throughout the United States. The Gena line also includes professional pedicure products, such as Pedi Soft, a collagen-enriched conditioning lotion; Pedi Care dry skin lotion; and Pedi Soak foot bath. The Gena product line also includes paraffin therapy products, such as Paraffin Springs Therapy Spa, a paraffin bath for conditioning heat therapy treatments; the Healthy Hoof nail and skin treatment line to strengthen, moisturize, and condition nail and cuticles; and MRX antiseptics and lotions for use by salon professionals.

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

SKIN AND BODY CARE

     The Company sells a broad range of professional skin and body care and tanning products, including moisturizers, lotions, depilatories, and hair removal products, under its Body Drench, Clean + Easy, Gera, One Touch, and Suntopia brands.

     Body Drench professional skin care products include moisturizing lotions and body baths supplemented and Vitamins A and E and botanical extracts for moisture retention and skin rejuvenation and alpha hydroxy acids for natural skin exfoliation. Body Drench indoor tanning products replace moisture lost during tanning and promote faster, darker tanning results. The Company also offers outdoor tan care and sun protection products under the Body Drench name.

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

     Clean + Easy and One Touch brands include patented professional hair removal products. The Clean + Easy brand serves the professionals salon market with an extensive line of hair removal products and related sundries used by salon professional. The Clean + Easy Roll-On Wax System is one of the Company's top selling hair removal products. The One Touch line serves the retail consumer in the personal care market. One Touch products include roll-on waxers, depilatories, and electrolysis products.

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

     The Company's sales and marketing efforts focus on educating salon professionals and salon product distributors regarding the high quality and performance benefits of the Company's products as well as the latest trends and developments in the salon industry. The Company's marketing program includes participation in salon industry trade shows, at which salon product manufacturers exhibit and sell their products to wholesale salon product distributors; several annual domestic and international salon professionals trade shows; and numerous professional salon distributor-sponsored shows, at which products, styles, and techniques are demonstrated to salon professionals. The Company's marketing program emphasizes customer education through regular in-the-field product demonstrations for salon professionals, usually in conjunction with the distributors' sales and marketing efforts. In addition, the Company's products are advertised in trade and distributor publications and promoted in national magazines, including GLAMOUR, GOOD HOUSEKEEPING, INSTYLE, MARIE CLAIRE, MCCALL'S, MIRABELLA, and Self. The Company also produces educational videos and literature for distribution to distributors and salon professionals.

SALON AND DISTRIBUTION

     The Company believes that it has strong relationships in each of the professional salon distribution channels, including exclusive and open channels. Products sold through exclusive channels are available to a limited number of distributors in each region, while those sold through open channels are available to all distributors. See Item 1, "Business -Special Considerations - Dependence on Major Customers." (As Restated)

     Seven regional sales managers and a strong educational support team sell the ABBA line of hair care products on an exclusive basis to approximately 50 salon product distributors and salon chains throughout the United States, Canada, and Australia. Eight regional sales managers and an in-house educational support team sell the Company's hair color and hair care products under the Framesi, Biogenol, and Roffler brand names on an exclusive basis to 61 salon product distributors throughout the United States and Latin America.

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

PRODUCTION

     The Company has developed relationships with third parties to manufacture most of its products. Two manufacturers in China produce certain of the Company's hair removal appliances. Although the Company generally does not have long-term contracts with its manufacturers, the Company owns most of the formulations, tools, and molds utilized in the manufacturing processes of its products and believes it could substitute other manufacturers if necessary. See
Item 1, "Business - Special Considerations - Dependence on Third Parties for Manufacturing" and "Special Considerations - Risk of International Operations."

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

     The Company's principal competitors in the professional salon hair care products market include Nexxus Products Co., Paul Mitchell Systems, Matrix,
Redken,  and  Sebastian   International.   The  Company's   competitors  in  the
professional salon nail care market include Creative Nail Design, Inc., OPI Products, Inc., Star Nail Products, Inc., and Backscratchers, Inc. The Company's largest competitors in the professional salon skin and body care products market include California Suncare, Inc., Supre Inc., Swedish Beauty Manufacturing, Inc., Australian Gold, Inc., American International, Inc. and Divi International. The Company's largest competitors in the professional salon appliances and sundries market are Helen of Troy Limited, Belson Products (a division of Windmere Corporation), Conair Corporation, Cricket Brush Company (a division of West Coast Beauty Supply Co.), Andre (a division of Fromm International, Inc.), and Betty Dain Creations, Inc. In addition, the Company's professional salon products compete indirectly against hair care, nail care, and skin and body care products as well as salon appliances and sundries sold through a variety of non-salon retail channels, including department stores, mall-based specialty stores and, to a lesser extent, mass merchants, drugstores, supermarkets, telemarketing programs, television "infomercials," and catalogs. See Item 1, "Business - Special Considerations - Competition."

INTELLECTUAL PROPERTY

     The Company has registered, or has pending applications for registration for, its principal trademarks and brand names in the United States and in foreign countries. Principal trademarks and brand names of the Company include ABBA Pure and Natural Hair Care, Alpha 9, AquaTonic, Biogenol, Body Drench, Clean + Easy, Cosmic, European Touch, Gena, Kizmit, One Touch, Pro Finish, Revivanial, Roffler, SRC, and Suntopia.

     The Company believes its position in the marketplace depends to a significant extent upon the goodwill engendered by its trademarks and brand names and, therefore, considers trademark protection to be important to its business. The Company will seek to register or otherwise protect all significant trademarks and brand names in all active geographic markets.

     While the Company currently holds certain patents, the Company does not consider any single patent to be material to the conduct of its business. The Company relies on all facets of intellectual property law to protect its proprietary information. See Item 1, "Business - Special Considerations - Intellectual Property."

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

   NAME                   AGE                               POSITION
   ----                   ---                               --------
Sam L. Leopold.........    45        Chairman of the Board, President, and Chief
                                     Executive Officer

Richard R. Ross........    32        Executive  Vice  President, Chief Financial
                                     Officer, Treasurer, and Director

N. Bruce Cowgill.......    52        Executive Vice President - Operations

Michael L. Kaplan......    30        Executive Vice President, General Counsel,
                                     and Secretary

J. Timothy Montrose....    32        Chief Accounting Officer

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

     N. BRUCE COWGILL has served as Executive Vice President - Operations of the Company since July 1998. Mr. Cowgill served as Vice President, North American Sales of Sebastian International, a professional hair care company, from August 1995 to July 1998. In 1989, Mr. Cowgill founded Environmental Solutions Labs, a consulting firm serving health and beauty aid manufacturers. Mr. Cowgill served as President of Environmental Solutions Labs until 1995. Mr. Cowgill served as President and Chief Executive Officer of State Supply Warehouse Co., the largest professional beauty supply distributor in North America, from December 1986 to April 1989. In addition, he served as Vice President of Global Marketing, Advertising and Education, and International Sales for Redken Laboratories from July 1978 to August 1983. Mr. Cowgill held marketing management positions with Proctor and Gamble, Warner Lambert, and R.J. Reynolds from 1972 to 1978.

     MICHAEL L. KAPLAN has served as Executive Vice President, General Counsel, and Secretary of the Company since July 1998. Mr. Kaplan was an attorney with the Phoenix-based law firm of O'Connor, Cavanagh, Anderson, Killingsworth & Beshears, P.A. from September 1995 to June 1998, when he specialized in mergers, acquisitions, and corporate finance and represented acquisition-oriented public companies, including the Company. Mr. Kaplan also was an attorney with Fennemore Craig, P.C. from September 1993 to August 1995.

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

CERTAIN FACTORS THAT COULD ADVERSELY AFFECT OPERATING RESULTS

     A wide variety of factors could adversely impact the Company's net sales and operating results. Many of these factors are beyond the Company's control. These factors include:

     * the Company's ability to identify trends in the professional salon products industry;

     * the Company's ability to create and introduce products on a timely basis that take advantage of industry trends;

     * the continued market acceptance of the Company's products among salon professionals and their clientele;

     * the Company's ability to arrange for timely production and delivery of its products;

     *    the level and timing of orders placed by customers; and

     *    competition and competitive pressures on prices.

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

     In addition, the Company may issue shares of Common Stock in connection with future acquisitions. The issuance of such shares would result in the dilution of the voting power of the currently outstanding shares and could have a dilutive effect on earnings per share.

INTEGRATION OF BUSINESS OPERATIONS

         The integration of the management, operations, and facilities of acquired businesses could involve unforeseen difficulties. The difficulties could have a material adverse effect on the Company's business, financial condition, and operating results. The Company could encounter difficulties in:

     * integrating and managing effectively the operations of acquired businesses with the Company's operations;

     * achieving the Company's operating growth strategies with respect to acquired businesses;

     *    obtaining   increased  revenue   opportunities  as  a  result  of  the
          anticipated synergies created by expanded product offerings and additional distribution channels; and

     * reducing the overall selling, general, and administrative expenses associated with acquired businesses.

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

     The Company has begun to use the opportunities created by the combination of acquired businesses to effect substantial cost savings, including a reduction in operating expenses as a result of the elimination of duplicative administrative, warehouse, and distribution facilities, functions, and personnel. During fiscal 1998, the Company began to implement a new computer system to assist with the integration of acquired businesses. The new computer system will assist Company personnel in accessing information regarding customers, distributors, purchase orders, inventory levels, sales order history, and other information. See Item 1, "Business - Strategy - Internal Growth Strategy." Significant uncertainties, however, accompany any business combination, and the Company may not always be able to integrate the facilities, functions, and personnel of an acquired business in order to achieve operating efficiencies or otherwise realize cost savings. The inability to achieve the anticipated cost savings could have a material adverse effect on the Company's business, financial condition, and operating results.

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

     The Company generally does not have long-term contracts with its third-party manufacturers. Although the Company believes it would be able to secure other third-party manufacturers to produce its products, particularly as a result of its ownership of many of the formulations, tools, and molds used in the manufacturing process, the Company's operations would be adversely affected if it lost its relationship with any of its current suppliers (including particularly two manufacturers of hair removal appliances in China) or if the operations of its current suppliers or sea or air transportation with its China-based manufacturers were disrupted or terminated even for a relatively short period of time. See Item 1, "Business --Special Considerations - Risk of International Operations." The Company's tools and molds are located at the facilities of its domestic and offshore third-party manufacturers. Accordingly, significant damage to these facilities could result in the loss of or damage to a material portion of the Company's key tools and molds, and production delays could result while new facilities are being arranged and replacement tools and molds are being produced.

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

DEPENDENCE ON FRAMESI S.P.A.

     The Company holds exclusive license rights to sell Framesi brand hair color and hair care products in the majority of the Western Hemisphere, including the United States and most of Latin America. The Company sells these products pursuant to an exclusive 40-year license with Framesi S.p.A. that expires in 2036. In addition, the Company manufacturers and sells hair care products under the Framesi and Biogenol brand names pursuant to the license. Under the agreement, the Company imports hair color products manufactured by Framesi S.P.A. Any difficulties encountered by Framesi S.p.A. with respect to product defects, production delays, cost overruns, or the inability to fulfill orders on a timely basis or the termination or breach of the license agreement could have a material adverse effect on the Company's business, financial condition, and operating results.

DEPENDENCE ON MAJOR CUSTOMERS

     The Company depends upon salon product and tanning supply distributors, beauty supply outlets, and salon chains to distribute its products. The Company's largest customer, Sally, a division of Alberto-Culver Company, accounted for approximately 14% of the net sales of the Company during 1997 and 9% of the net sales of the Company during 1998. Sally would have accounted for approximately 9% of the pro forma consolidated net sales of the Company during 1997 and 7% of the pro forma consolidated net sales of the Company during 1998. The Company currently maintains more than 5,300 active customer accounts. The Company, however, does not have long-term contracts with any of its customers. An adverse change in, or termination of, the Company's relationship with, or an adverse change in the financial viability of, one or more of its major customers, including Sally, could have a material adverse effect on the Company's business, financial condition, and operating results.

MANAGEMENT OF GROWTH

     Since  its  initial  public   offering  in  November  1996,  the  Company's
operations have undergone significant changes and growth. These changes include:

     *    the acquisition and integration of 11 professional salon businesses;

     *    the expansion of its product lines and distribution channels; and

     *    the restructuring of its third-party manufacturing arrangements.

     The Company's growth and expanding operations may place a significant strain on the Company's management, administrative, operational, and financial resources as well as increased demands on its systems and controls. The Company's ability to manage its growth will require it to:

     * integrate successfully the operations of acquired businesses with the Company's operations;

     * enhance further its operational, financial, and management systems and its marketing programs;

     *    motivate, manage, and retain its current employees; and

     *    identify, hire, and train additional employees.

The failure of the Company to effectively manage its growth could have a material adverse effect on the Company's business, financial condition, and operating results.

LEVERAGE

     The Company is highly leveraged. On December 31, 1998, the Company had total indebtedness of approximately $143.1 million and stockholders' equity of approximately $29.2 million. This indebtedness included $100 million of 10 7/8% senior subordinated notes due 2008 (the "Notes"), approximately $37 million of debt under its five-year senior credit facility with a group of banks ("1998 Credit Facility"), and approximately $6.1 million of indebtedness in connection with one acquisition. Subject to certain conditions, the Company and its subsidiaries will be permitted to incur additional indebtedness in the future.

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

     The degree to which the Company is leveraged could have important consequences, including the following:

     * making it more difficult for the Company to raise additional funds to finance desired acquisitions;

     * increasing the Company's vulnerability to general adverse economic and industry conditions;

     * limiting the Company's ability to obtain other funds to finance future working capital, capital expenditures, product development, and other general corporate requirements;

     * limiting the Company's flexibility in planning for, or reacting to, changes in its business and the industry; and

     * placing the Company at a competitive disadvantage as compared to less leveraged competitors.

RESTRICTIVE DEBT COVENANTS

     The Company's 1998 Credit Facility and the agreement covering the Notes contain certain restrictive financial and operating covenants that limit the Company's discretion with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability of the Company to:

     *    incur additional indebtedness;

     *    create liens or other encumbrances;

     *    make certain payments and investments; and

     *    purchase,   sell,  or  otherwise   dispose  of  assets  and  merge  or
          consolidate with other entities.

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

RISK OF INTERNATIONAL OPERATIONS

     International sales constituted approximately 14% of the Company's pro forma consolidated net sales during 1997 and approximately 6% of the Company's pro forma consolidated net sales during 1998. In addition, certain of the Company' s products are manufactured in China. See Item 1, "Business - Special Considerations - Dependence on Third Parties for Manufacturing." The Company intends to expand its international sales through acquisitions and internal growth.

     The Company's international operations require it to maintain equipment and inventories abroad, manufacture and sell products internationally, and purchase raw materials and components from foreign suppliers. The Company also relies on its third-party manufacturers to provide personnel and facilities in China. The Company's international operations expose it to certain economic and political risks, including the following:

     * compliance with local laws and regulatory requirements, as well as changes in such laws and requirements;

     *    foreign currency exchange rate fluctuations;

     *    restrictions on the repatriation of funds;

     *    overlap of tax issues;

     *    the business and financial condition of the third-party manufacturers;

     *    political and economic conditions abroad; and

     *    the possibility of:

          -    expropriation or nationalization of assets

          -    supply disruptions

          -    currency controls

          -    changes in tax laws, tariffs, and freight rates.

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

     The Company's relationships with its third-party manufacturers in China are also subject to risks associated with changes in U.S. legislation and regulations relating to imports, including quotas, duties, taxes, and other charges or restrictions on imports. Products that the Company imports from China currently receive preferential tariff treatment accorded to goods from countries granted "most favored nation" status. Under the Trade Act of 1974, the President of the United States has the authority, upon making specified findings, to waive certain restrictions that would otherwise render China ineligible for most favored nation treatment. The President has waived these provisions each year since 1979. Most favored nation status was accordingly renewed in 1998 despite opposition by certain members of Congress. In the future, Congress may encourage the President to reconsider the renewal of most favored nation status for China. China may not continue to enjoy most favored nation status. Raw materials and finished products entering the United States from China without the benefit of most favored nation treatment would be subject to significantly higher duty rates.

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

     While the Company currently holds certain patents, the Company does not consider any single patent to be material to the conduct of its business. The Company relies primarily on trade secret protection for its proprietary information. The Company faces risks associated with its intellectual property, including the following:

     *    the  Company's   intellectual   property  rights  may  be  challenged,
          invalidated, or circumvented;

     * the Company's intellectual property rights may not provide adequate protection;

     *    the  Company  may  not  have   sufficient   resources   to   prosecute
          infringements of its intellectual property rights;

     *    the Company may not be able to protect its intellectual property; and

     * third parties may assert intellectual property infringement claims against the Company

See Item 1, "Business - Intellectual Property."

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

     The operations of the Company subject it to federal, state, and local government regulations related to the use, storage, discharge, and disposal of hazardous chemicals. The Company's failure to comply with current or future environmental regulations could result in the imposition of fines, suspension of production, or a cessation of operations. Compliance with such regulations could require the Company to acquire costly equipment or to incur other significant expenses. Any failure by the Company to control the use, or adequately restrict the discharge, of hazardous substances could subject it to future liabilities. The Company believes that it is in substantial compliance with applicable federal, state, and local rules and regulations governing the discharge of hazardous materials into the environment. The Company does not anticipate that it will make significant capital expenditures for environmental control matters in the near future.

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

POSSIBLE VOLATILITY OF MARKET PRICE OF COMMON STOCK

     The market price of the Company's Common Stock has fluctuated significantly since the Company's initial public offering in November 1996. The period was marked by generally rising stock prices, extremely favorable industry conditions, and substantially improved operating results by the Company. These favorable conditions may not continue. The trading price of the Company's Common Stock in the future could be subject to a variety of factors, including:

     * wide fluctuations in response to quarterly variations in operating results of the Company;

     * actual or anticipated announcements of new products by the Company or its competitors;

     *    changes in analysts' estimates of the Company's financial performance;

     *    general conditions in the markets in which the Company competes; and

     *    worldwide economic and financial conditions.

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

RIGHT TO ACQUIRE SHARES

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

LACK OF DIVIDENDS

     The Company has never paid any cash dividends on its Common Stock and does not currently anticipate that it will pay dividends in the foreseeable future. Instead, the Company intends to apply its earnings to the expansion and development of its businesses.

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

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with the impact the Year 2000 issue will have on the reporting and operating systems maintained by the Company, its customers and suppliers, and other service providers. Although the Company does not anticipate that the Year 2000 issue will have a significant impact on its business, any significant Year 2000 compliance problem of any of the Company, its customers, or its third-party contract manufacturers or suppliers could have a material adverse effect on the Company's business, financial condition, and operating results. See Item 7, "Management's Discussion and Analysis of
Financial Condition and Results of Operations (as restated) - Year 2000 Compliance."

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements and information contained in this Report under the headings "Business - Special Considerations," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (as restated) concerning future, proposed, and anticipated activities of the Company; certain trends with respect to the Company's revenue, operating results, capital resources, and liquidity or with respect to the markets in which the Company competes or the beauty care industry in general; and other statements contained in this Report regarding matters that are not historical facts are forward-looking statements, as such term is defined in the applicable securities laws. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond the Company's control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include those discussed elsewhere under "Business - Special Considerations."

ITEM 2. PROPERTIES

     The Company leases its corporate headquarters and operations center located in a 66,000 square-foot facility in Scottsdale, Arizona. The facility includes approximately 43,000 square feet of executive and administrative offices;
approximately 20,000 square fee utilized for warehousing; and approximately 3,000 square feet utilized for a test salon and a retail store. The Company believes the facility will be adequate for its needs for the foreseeable future. The Company also leases production, administrative, and warehouse space in Fair Lawn, New Jersey; Butler, Wisconsin; Corapolis, Pennsylvania; and the United Kingdom; as well as administrative space in Lebanon, Tennessee, and Costa Mesa, California.

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

                                                        HIGH            LOW
                                                        ----            ---
1996
Fourth quarter (since November 21, 1996)...........    $10 5/8         $ 9 1/4
1997
First quarter......................................    $12 1/4         $10
Second quarter.....................................    $11 1/2         $ 9
Third quarter......................................    $16             $11 3/8
Fourth quarter.....................................    $17 1/2         $14 3/4
1998
First quarter......................................    $24 1/8         $15 3/4
Second quarter.....................................    $26 5/8         $22
Third quarter......................................    $23 3/8         $10 7/8
Fourth quarter.....................................    $18 7/8         $ 8 3/8
1999
First quarter (through March 29, 1999).............    $14 3/4         $ 9 5/8

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

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data as of and for the fiscal years ended December 31, 1998 and 1997 and as of December 31, 1996 and the
period from November 27, 1996 to December 31, 1996 is derived from the consolidated financial statements (1997 and 1998 have been restated) of the Company, which have been audited by Arthur Andersen LLP, independent public accountants. The selected historical financial data for Gena and Body Drench for each of the three years in the periods ended February 29, 1996 and December 31, 1995, respectively, was derived from their financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected historical financial data for JDS for the three years in the period ended September 30, 1996 was derived from its financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected historical financial data for KII for the year ended December 31, 1995 was derived from its financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected historical financial data for KII for the year ended December 31, 1995 was derived from its financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. In addition, the selected historical financial data for Gena, Body Drench, JDS, and KII for the periods March 1, 1996 to November 26, 1996; January 1, 1996 to November 26, 1996; October 1, 1996 to November 26, 1996; and January 1, 1996 to November 26, 1996, respectively, was derived from the financial statements of each of the Initial Businesses, which have been audited by Arthur Andersen LLP, independent public accountants. The historical financial information for earlier periods for Gena, Body Drench, JDS, and KII not specifically referenced above was derived from each of the Initial Businesses unaudited financial statements. The selected financial data provided below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere in this Report.

SELECTED HISTORICAL FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     NOVEMBER 27, 1996      YEAR ENDED           YEAR ENDED
                                                             TO          DECEMBER 31, 1997   DECEMBER 31, 1998
                                                     DECEMBER 31, 1996     (AS RESTATED)        (AS RESTATED)
                                                     -----------------     -------------        -------------
STATEMENT OF OPERATIONS DATA - STYLING TECHNOLOGY
CORPORATION:
  Net sales .........................................    $  1,083            $ 36,505            $  83,366
  Gross profit ......................................         512              19,749               44,368
  Selling, general, and administrative expenses......         737              12,201               31,619
  Income (loss) from operations .....................        (225)              7,548               12,327
  Income (loss) before extraordinary item ...........        (151)              3,164                1,651
  Extraordinary item, net of tax benefit ............          --              (1,377)              (1,091)
  Income (loss) after extraordinary item ............        (151)              1,787                  560
  Basic earnings (loss) per share:
    Income (loss) before extraordinary item .........    $  (0.04)           $   0.80            $    0.41
    Extraordinary item, net .........................          --               (0.35)               (0.27)
    Net income (loss) ...............................       (0.04)               0.45                 0.14
  Diluted earnings (loss) per share:
    Income (loss) before extraordinary item .........       (0.04)               0.77                 0.38
    Extraordinary item, net .........................          --               (0.34)               (0.25)
    Net income (loss) ...............................       (0.04)               0.43                 0.13
BALANCE SHEET DATA:
   Working capital ..................................       4,459              13,005               30,566
   Total assets .....................................      32,234              90,886              214,073
   Long-term debt and other, less current portion....       2,316              47,377              140,366
   Total stockholders' equity .......................      25,319              27,525               29,248

STATEMENT OF OPERATIONS DATA - INITIAL BUSINESSES

                                                                              FOR THE PERIOD
                                              YEARS ENDED FEBRUARY 28,         MARCH 1, 1996
                                       ----------------------------------           TO
                                       1993      1994      1995      1996    NOVEMBER 26, 1996
                                       ----      ----      ----      ----    -----------------
STATEMENT OF OPERATIONS DATA - GENA
Net sales ........................... $6,537    $6,426    $7,524    $8,384        $6,708
Gross profit ........................  2,868     3,146     3,360     3,565         2,807
Selling, general, and
  administrative expenses............  2,570     2,744     2,964     3,033         1,984
Income from operations ..............    298       402       396       532           823
Net income ..........................    204       278       232       317           529

                                                                              FOR THE PERIOD
                                            YEARS ENDED DECEMBER 31,          JANUARY 1, 1996
                                       ----------------------------------           TO
                                       1992      1993      1994      1995    NOVEMBER 26, 1996
                                       ----      ----      ----      ----    -----------------
STATEMENT OF OPERATIONS DATA - BODY DRENCH
Net sales ........................... $6,234    $6,653    $11,138   $11,871      $ 9,642
Gross profit ........................  2,667     2,614      4,796     5,444        3,776
Selling, general, and
  administrative expenses............  2,285     2,055      4,076     4,883        4,005

Income (loss) from operations........    382       559        720       561         (229)
Net income (loss) ...................    382       328        446       294         (137)


                                                                             FOR THE PERIOD
                                           YEARS ENDED SEPTEMBER 30,         OCTOBER 1, 1996
                                       ----------------------------------          TO
                                       1993      1994      1995      1996    NOVEMBER 26, 1996
                                       ----      ----      ----      ----    -----------------
STATEMENT OF OPERATIONS DATA - JDS
Net sales ...........................  $3,799    $3,578   $3,368   $3,114        $613
Gross profit ........................   2,054     1,926    1,817    1,707         338
Selling, general, and
  administrative expenses............   2,092     1,982    1,844    1,615         258
Income (loss) from operations........     (38)      (56)     (27)      92          80
Net income (loss) ...................     (29)      (16)       9       69          45

                                                                              FOR THE PERIOD
                                            YEARS ENDED DECEMBER 31,         JANUARY 1, 1996
                                       ---------------------------------            TO
                                       1992     1993      1994      1995     NOVEMBER 26, 1996
                                       ----     ----      ----      ----     -----------------
STATEMENT OF OPERATIONS DATA - KII
  Net sales .........................   --     $ 102     $1,999    $1,558         $1,248
  Gross profit ......................   --        60      1,014       846            663
  Selling, general, and
    administrative expenses .........   --        87      1,040       891            591
  Income (loss) from operations......   --       (27)       (26)      (45)            72
  Net income (loss) .................   --       (32)      (104)     (135)            (2)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS RESTATED) -

INTRODUCTION

     The following discussion reflects the restatement of our financial statements for the fiscal years 1997 and 1998. The restatement is a result of an internal investigation that revealed financial reporting errors and irregularities in the Body Drench division. It was determined that revenue was recognized improperly on certain transactions where inventory was not shipped to customers. The restatement resulted in a decrease in revenues from $38.1 million and $90.4 million, previously reported, to $36.5 million and $83.4 million for the years ended December 31, 1997 and 1998, respectively. Net income decreased from $2.8 million and $4.1 million, previously reported, to $1.8 million and $560,000 for the years ended December 31, 1997 and 1998, respectively.

     The Company develops, produces, and markets a wide array of professional salon products. The Company offers a diversified line of well-established, brand-name professional salon products across all salon product categories, including hair care, nail care, and skin and body care products, as well as salon appliances and sundries. The Company sells it products primarily to professional salon industry distribution channels, beauty salon outlets, and salon chains, and, to a lesser extent, to spas, resorts, and health and country clubs throughout the United States as well as in other parts of North America, Latin America, Europe, and Asia.

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

     During 1997, the Company further expanded its product offerings by acquiring three professional salon product businesses to complement the Company's existing operations. In March 1997, the Company acquired the "Utopia" line of indoor tanning products now sold under the "Suntopia" brand name from Creative Laboratories, Inc. In June 1997, the Company purchased ABBA, which produces a proprietary line of aromatherapy-based professional hair care products. In December 1997, the Company acquired the Clean + Easy and One Touch product lines of Inverness, consisting of salon and retail hair removal apparatus and products marketed under the "Clean + Easy" and "One Touch" brand names. In May 1998, the Company acquired substantially all of the assets and assumed certain operating liabilities of Pro Finish, a producer of name-brand professional nail enhancement and nail care products. In June 1998, the Company acquired European Touch and European Touch II (together the "European Touch Companies"). European Touch is a developer, producer, and marketer of professional nail enhancement and treatment products and European Touch II is a developer, producer, and marketer of salon pedicure equipment. In August 1998, the Company acquired Framesi USA. Framesi holds exclusive license rights for the sale in the United States and most of Latin America of Framesi hair color products along with its complementary Biogenol line of shampoos, conditioners, and styling products. Through these strategic transactions, the Company has acquired an extensive network of strong distribution relationships, experienced sales forces, established marketing and salon industry education programs, significant production and sourcing capabilities, and experienced management personnel with extensive relationships in the professional salon products industry.

     The combined purchase price of the acquisitions in 1997 and 1998 were approximately $45.0 million and $63.0 million, respectively. On a pro forma basis, total revenue of the Company would have been approximately $109.4 million and $108.6 million in 1997 and 1998, respectively, assuming the acquisitions described above had taken place on January 1, 1997.

     The following discussion has been divided into ten sections. The first section presents the restated results of operations of the Company for the year ended December 31, 1998; the second section presents the restated results of operations of the Company for the year ended December 31, 1997; the next four sections contain a discussion of the historical results of operations for each of the four Initial Businesses, and the last three sections contain discussions of the Company's seasonality and quarterly results, liquidity and capital resources, and its Year 2000 compliance. The information presented for the four Initial Businesses is based on each Company's historical fiscal year end and the period from the most recently completed fiscal year to November 26, 1996 (the closing date of the acquisitions of the Initial Businesses).

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1998 (AS RESTATED)

     NET SALES

     Net sales for the year ended December 31, 1998 amounted to $83.4 million compared with net sales of $36.5 million for the year ended December 31, 1997. The $46.9 million or 128%, increase in net sales was due primarily to the addition of the operating results of the brands acquired during 1998, which included the results of Pro Finish from May 1, 1998 to December 31, 1998; the European Touch Companies from June 1, 1998 to December 31, 1998; and Framesi USA from August 1, 1998 to December 31, 1998. The increase in sales also was due to growth in the Company's existing brands, particularly the ABBA hair care brand, which introduced new packaging during the third quarter of 1998.

     COST OF SALES

     Cost of sales amounted to $39.0 million, or 46.8% of net sales, for the year ended December 31, 1998, up slightly on a percentage basis from cost of sales of $16.8 million, or 46.0% of net sales, during the year ended December 31, 1997.

     GROSS PROFIT

     As a result of the foregoing, the Company realized gross profit of $44.4 million, or 53.2% of net sales, for the year ended December 31, 1998, remaining relatively constant with gross profit of $19.7 million, or 54.0% of net sales, for the year ended December 31, 1997.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses were $31.6 million, or 37.9% of net sales, for the year ended December 31, 1998, before recording centralization and reengineering costs of approximately $422,000. Selling, general, and administrative expenses including the centralization and reengineering costs amounted to $32.0 million, or 38.4% of net sales, for the year ended December 31, 1998 compared with $12.2 million, or 33.4% of net sales for the year ended December 31, 1997. The increase in selling, general, and administrative expenses resulted in part from the acquisitions completed during 1998 having, on average, a higher percentage of selling, general, and administrative expenses than the Company's existing business. The increase also is attributable to the resulting increases in the amortization of goodwill of the businesses acquired during 1998. In addition, expenses during 1998 included planned increases in sales and marketing costs in the fourth quarter in preparation for new products and distribution for 1999.

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

     NET INCOME

     The Company earned net income of $1.7 million, or $0.38 per diluted share, for the year ended December 31, 1998 before the extraordinary item discussed above. After the extraordinary item, net income for the year ended December 31, 1998 was $0.6 million, or $0.13 per diluted share. Net income for the year ended December 31, 1997 was $3.2 million, or $0.77 per diluted share, before the extraordinary item discussed below. After the extraordinary item, net income for the year ended December 31, 1997 was $1.8 million, or $0.43 per diluted share.

     INCOME FROM OPERATIONS AND EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION & AMORTIZATION (EBITDA)

     Income from operations was $12.3 million for the year ended December 31, 1998, an increase of $4.8 million, or 64.0%, over income from operations of $7.5 million for the year ended December 31, 1997. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") was $17.5 million for the year ended December 31, 1998, an increase of $8.1 million, or 86.2%, over EBITDA of $9.4 million for the year ended December 31, 1997. EBITDA is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of operating performance or to net cash provided by operating activities as a measure of liquidity. The Company believes EBITDA is a measure commonly reported and widely used by analysts, investors, and other interested parties who monitor business performance. Accordingly, the Company has disclosed this information to permit a more complete comparative analysis of its operating performance.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1997 (AS RESTATED)

     NET SALES

     Net sales amounted to $36.5 million for the year ended December 31, 1997 compared to combined net sales for the Initial Businesses of $23.0 million for the year ended December 31, 1996. The $13.5 million, or 58.7%, increase in net sales was partly the result of increased sales of the Company's Body Drench and Gena product lines as compared to the sales achieved by the individual Initial Businesses in the same period during 1996. In addition, net sales for the year ended December 31, 1997 include the operating results of ABBA from June 26, 1997 to December 31, 1997 and the operating results of Clean + Easy and One Touch from December 1, 1997 to December 31, 1997.

     GROSS PROFIT

     As a result of the foregoing, the Company realized gross profit for the year ended December 31, 1997, of $19.7 million, or 54.0% of net sales. The improvement in gross margin percentage over that reported by the individual Initial Businesses prior to their acquisition is attributable primarily to the negotiation of reduced product costs in December 1996 with the primary supplier of the Company's Body Drench product line and the consolidation of warehousing and production functions of the Gena and Alpha 9/Omni product lines at the Company's old facility in Duncanville, Texas. The Company also achieved substantial reduction in cost of goods through negotiation with third party suppliers at ABBA and Clean + Easy and One Touch.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses were $12.2 million, or 33.4% of net sales, for the year ended December 31, 1997, which represents a significant improvement over such expenses incurred by the individual Initial

Businesses, and other acquired companies prior to their acquisition by the Company. This improvement in selling, general, and administrative expenses as a percentage of net sales is primarily attributable to the elimination of duplicative management and other personnel, duplicative selling and distribution costs, the consolidation of certain accounting, human resources, and other administrative functions of the Initial Businesses and the acquired companies. This improvement, however, is partially offset by non-cash goodwill amortization resulting from acquisitions and increased costs of operating as a public company.

     EXTRAORDINARY ITEM

     In connection with the December 1997 acquisition of the Clean + Easy and One Touch product lines discussed above, the Company entered into the December 1997 Credit Facility, as discussed under "Liquidity and Capital Resources" below. The December 1997 Credit Facility replaced the previous credit facility negotiated in connection with the June 1997 acquisition of ABBA ("June 1997 Credit Facility"). The Company reported an extraordinary, non-cash charge of approximately $1.4 million, net of income taxes, or $(0.34) per diluted share, related to the write-off of unamortized financing costs associated with its June 1997 Credit Facility.

     NET INCOME

     The Company earned net income of $3.2 million, or $0.80 per diluted share, for the year ended December 31, 1997 before the extraordinary item discussed above. After the extraordinary item, net income for the year ended December 31, 1997 was $1.8 million, or $0.43 per diluted share. These results mark significant improvement over the operating results of the Initial Businesses prior to their acquisition. The Company attributes the improvement in net income during the year ended December 31, 1997 primarily to the successful implementation of a key component of its business strategy, the enhancement of operating efficiencies of the Initial Businesses, and subsequent acquisitions. Prior year financial information for the Initial Businesses presented and discussed herein excludes the operating results of ABBA and the Clean + Easy, One Touch, and Suntopia product lines, which were acquired during 1997.

     INCOME FROM OPERATIONS AND EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION & AMORTIZATION (EBITDA)

     Income from operations was $7.5 million for the year ended December 31, 1997. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") was $9.4 million for the year ended December 31, 1997.

PERIOD FROM NOVEMBER 27, 1996 TO DECEMBER 31, 1996

     NET SALES

     Net sales amounted to $1.1 million for the period from November 27, 1996 to December 31, 1996. The level of sales during this period is not indicative of anticipated future sales levels or historical sales of the Initial Businesses, as the Company's primary focus during this period was the consolidation of the four Initial Businesses, which impacted selling efforts at each of the Company's division that existed at that time.

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

     COST OF SALES

     Cost of sales amounted to $3.9 million for the period from March 1, 1996 to November 26, 1996. Cost of sales as a percentage of net sales, increased slightly to 58.1% for the period from March 1, 1996 to November 26, 1996 as compared to 57.5% for the 12 months ended February 29, 1996. The increase in cost of sales as a percentage of net sales was primarily attributable to an increase in certain material costs, partially offset by increased sales of Gena's paraffin spa line, which generates higher margin than Gena's other products.

     GROSS PROFIT

     As a result of the foregoing, gross profit amounted to $2.8 million for the period from March 1, 1996 to November 26, 1996, which represents a decrease to 41.9% of net sales as compared to 42.5% of net sales for the fiscal year ended February 29, 1996.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $2.0 million for the period from March 1, 1996 to November 26, 1996. Selling, general, and administrative expenses, as a percentage of net sales, decreased to 29.6% as compared with 36.2% for the 12 months ended February 29, 1996. The decrease in selling, general, and administrative expenses was primarily attributable to reduced shareholder compensation for the period March 1, 1996 to November 26, 1996 in connection with the sale of Gena to the Company.

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

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses were $3.0 million in the 12 months ended February 29, 1996 and 1995. The slight increase in selling, general, and administrative expenses was attributable to an increase in selling and promotional costs primarily related to increased sales of the paraffin spa product. Additionally, Gena was offering greater promotional incentive to generate additional sales resulting in increased selling costs. The above increases were partially offset by reduced travel expenses and smaller management bonuses than had been paid in the previous period.

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

     COST OF SALES

     Cost of sales, as a percentage of net sales, increased to 55.3% in the 12 months ended February 28, 1995 as compared with 51.0% in the 12 months ended February 28, 1994, as a result of additional labor, machine retooling, and material costs incurred to produce the new paraffin spa product, which has lower gross margins that Gena's other products. In addition, Gena incurred certain one-time packaging and other costs to integrate their newly acquired Design Classic product line. Gena also experienced an increase in certain raw materials costs.

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

     COST OF SALES

     Cost of Sales amounted to $5.9 million for the period January 1, 1996 to November 26, 1996. Cost of sales as a percentage of net sales increased to 60.8% for the period January 1, 1996 to November 26, 1996 as compared with 54.1% for the 12 months ended December 31, 1995. The increase in cost of sales was primarily attributable to a reduction in selling prices for certain products, as well as increased cash discount for certain customers in an effort to maximum cash collections, related to the cash flow difficulties experienced by Body Drench's parent company.

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

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses increased 19.8% to $4.9 million in 1995 compared with $4.1 million in 1994. The increase was attributable to the continued increased of shipping costs in proportion to sales levels due to the growing number of backorders from the Contemporary product line. Backorders resulted primarily from Body Drench's inability to produce sufficient product to meet customer orders due to cash flow shortages at DBN and Body Drench. Additionally, advertising expenses increased by approximately 1.0% of net sales as a result of the heavy promotional efforts in various magazines, catalogs and brochures with the release of the new Contemporary product line. Body Drench also incurred higher personnel costs through the addition of several marketing and sales professionals.

     NET INCOME

     Net income decreased 34.1% to $300,000 in the 12 months ended December 31, 1995 compared with $400,000 in the 12 months ended December 31, 1994.

TWELVE MONTHS ENDED DECEMBER 31, 1994

     NET SALES

     Net sales increased 67.4% to $11.1 million in the 12 months ended December 31, 1994 compared with $6.7 million in the 12 months ended December 31, 1993. The increased in net sales was attributable to management's decision to expand the distribution network to include several beauty supply distributors. This expansion of distribution channels included establishing a dedicated sales force to promote Body Drench's products to the tanning and beauty industry. In addition, Body Drench introduced the Contemporary product line in October 1994.

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

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses decreased 12.4% to $1.6 million in the 12 months ended September 30, 1996 compared with $1.8 million in the 12 months ended September 30,1995. The decrease resulted primarily from the elimination of warehouse personnel, as a result of JDS' efforts to reduce overhead costs.

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

     COST OF SALES

     Cost of sales, as a percentage of net sales, remained relatively constant at 46.9% in the 12 months ended September 30, 1995 as compared with 46.2% in the 12 months ended September 30, 1994. The decrease was a result of obtaining more favorable freight terms with its shipping contractors.

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

SEASONALITY AND QUARTERLY FINANCIAL RESULTS (AS RESTATED)

     The following table sets forth certain unaudited quarterly results of operations for each of the eight quarters in the fiscal years ended December 31, 1997 and 1998 as restated. All quarterly information was obtained from unaudited financial statements not otherwise contained herein. The Company believes that all necessary adjustments have been made to present fairly the quarterly information when read in conjunction with the restated Consolidated Financial Statements and Notes thereto included elsewhere in this Report. The operating results for any quarter are not necessarily indicative of the results for any future period (in thousands, except per share data).

                                                                FISCAL 1998
                                                                (AS RESTATED)
                                              ----------------------------------------------------
                                              MARCH 31,     JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                1998          1998         1998           1998
                                                ----          ----         ----           ----
Net sales.................................     $14,073      $16,795        $25,400      $27,098
Gross profit..............................       7,488        8,895         14,195       13,790
Selling, general and administrative.......       5,395        6,514          9,689       10,021
Centralization and reengineering costs....          --           --             --          422
Income from operations....................       2,093        2,381          4,506        3,347
Income (loss) before extraordinary item...        (256)        (164)           437        1,634
Extraordinary item, net...................          --       (1,091)            --           --
Net income (loss).........................        (256)      (1,255)           437        1,634
Diluted EPS before extraordinary item.....     $ (0.06)     $ (0.04)        $ 0.10       $ 0.40
Diluted EPS after extraordinary item......       (0.06)       (0.28)          0.10         0.40

                                                                FISCAL 1997
                                                               (AS RESTATED)
                                              ------------------------------------------------------
                                              MARCH 31,     JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
                                                1997          1997         1997           1997
                                                ----          ----         ----           ----
Net sales.................................     $ 7,479      $7,093       $10,210         $11,723
Gross profit..............................       4,245       3,994         5,480           6,030
Selling, general and administrative.......       2,398       2,333         3,574           3,896
Income from operations....................       1,847       1,661         1,906           2,134
Income before extraordinary item..........       1,054         834           506             770
Extraordinary item, net...................          --         --             --          (1,377)
Net income (loss).........................       1,054         834           506            (607)
Diluted EPS before extraordinary item.....      $ 0.26      $ 0.20        $ 0.12          $ 0.19
Diluted EPS after extraordinary item......        0.26        0.20          0.12           (0.15)

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

LIQUIDITY AND CAPITAL RESOURCES (AS RESTATED)

     The Company's working capital position increased to $30.6 million at December 31, 1998 from $13.0 million at December 31, 1997. The increase of $17.6 million is primarily due to increases in accounts receivable and inventory as a result of the completion of the acquisitions during 1998. The Company's working capital position at December 31, 1997 was primarily the result of the completion of the acquisitions completed during 1997 and the Company's results of operations for the year ended December 31, 1997.

     During the year ended December 31, 1998, the Company used $6.8 million of cash in operating activities, which was primarily the result of the increased investment in accounts receivable and inventory of $4.6 million and $8.6 million, respectively, offset by the increase in accounts payable and accrued liabilities of $1.8 million. The increased investment in accounts receivable and inventories at December 31, 1998 is primarily related to increased revenue and inventories as a result of the acquisitions, and sales growth in the existing businesses during the fiscal year ended December 31, 1998. The increases in accounts payable and accrued liabilities during the period relates primarily to the liabilities assumed in the acquisitions, as well as internal growth of the Company's business.

     Capital expenditures for the year ended December 31, 1998 totaled approximately $2.0 million, primarily related to computer hardware and software costs in connection with Company's new centralized management and information systems.

     Effective June 26, 1997, the Company acquired all of the issued and outstanding capital stock of ABBA, a producer of a proprietary line of aromatherapy-based professional hair care products. The Company paid a purchase price of $20.0 million for the stock of ABBA. The transaction was accounted for using the purchase method of accounting.

     In connection with the acquisition of ABBA, the Company entered into the June 1997 Credit Facility. The Company repaid the June 1997 Credit Facility with the proceeds from the December 1997 Credit Facility, discussed below. In connection with the refinancing of the June 1997 Credit Facility, costs previously deferred resulted in an extraordinary charge to earnings of approximately $1.4 million, net of income taxes, or $0.34 per diluted share, in the fourth quarter of 1997.

     On December 10, 1997, the Company acquired certain assets and assumed certain liabilities of Inverness. Inverness produces salon and retail hair removal apparatus and products under lines known as "One Touch" and "Clean + Easy". The Company paid a purchase price of $20.0 million, consisting of $16.5 million in cash and an additional $3.5 million in cash held in escrow pending release contingent upon the successful transition of the manufacturing of certain hair removal appliances to offshore manufacturing. The Inverness acquisition was accounted for using the purchase method of accounting.

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

     In June 1998, the Company issued the Notes. The Company used the $100.0 million proceeds to finance the purchase price and related costs of acquiring all of the issued and outstanding capital stock of the European Touch Companies, as well as to repay all amounts outstanding under the December 1997 Credit Facility. European Touch is a developer, producer, and marketer of professional nail enhancement and treatment products and European Touch II is a developer, producer, and marketer of salon pedicure equipment. These companies were purchased for a purchase price of approximately $25.0 million in cash, using the purchase method of accounting.

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

     COMPANY'S STATE OF READINESS

     The Company has completed an assessment of its internal systems and processes with respect to the "Year 2000" issue. The Company's sales, accounts receivable, inventory management, accounts payable, general ledger and payroll systems comprise its critical information technology ("IT") systems. The Company has assessed its "Year 2000" readiness with regard to these critical IT systems. Based on internal assessments and upon vendor representations, the Company believes that its critical IT systems currently in place or being implemented as part of the centralization and business process reengineering plan are or will be "Year 2000" complaint. The Company believes that it will complete the implementation of its new processes and systems associated with the critical IT systems by June 30, 1999. The Company intends to assess the potential impact of "Year 2000" failures from vendors, customers, and outside parties upon its business and is currently taking steps to assess and minimize the risk of such "Year 2000" failures. Based upon the Company's current state of readiness and the steps currently being taken, the Company does not believe that the "Year 2000" problem will have a material adverse effect on the Company's business, financial condition, or results of operations.

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

     COMPANY'S RISKS OF "YEAR 2000" ISSUES

     The Company procures a significant amount of raw materials and components from external suppliers and relies upon third-party contract manufacturers to manufacture most of its products. As a result, the Company may be at risk from suppliers and manufacturers, foreign and domestic, that are not taking adequate measures to ensure "Year 2000" compliance. The failure of such suppliers and manufacturers to be "Year 2000" compliant may cause raw material and product shortage that would adversely impact the Company's operations. As a result, the Company may be at risk with respect to suppliers and manufacturers that may not be "Year 2000" compliant. The Company believes that the most likely negative effects, if any, could include disruption in both shipments and receipts of raw materials, components, and products by the Company and its customers. In addition, the Company's customers may experience "Year 2000" failures, which could result in delays in the Company's receipt of payments from customers.

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

ITEM 7A..QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS. At December 31, 1998, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. The Company holds no investment securities that would require disclosure on market risk.

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

     The interest rate swap agreement is a contract to exchange floating rate for fixed rate interest payments periodically over the life of the agreement. During March 1998, the Company entered into an interest rate swap agreement, which effectively fixed the interest rate on $12.5 million notional principal amount under the 1998 Credit Facility at 5.75% plus a credit margin ranging from 150 to 250 basis points, for a period ending March 2000. During April 1998, the Company entered into an interest rate cap agreement, which effectively limits the Company's interest rate exposure on a $12.5 million notional principal amount under the 1998 Credit Facility at 7.50% plus a credit margin ranging from 250 to 300 basis points, for a period ending April 2000. The borrowings not subject to interest rate swap or interest rate cap agreements at December 31, 1998 totaled $12.0 million.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item relating to directors of the Company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act") for the Company's 1999 Annual Meeting of Stockholders. The information required by this Item relating to executive officers of the Company is included in Item 1, "Business - Executive Officers."

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for the Company's 1999 Annual Meeting of Stockholders

                                     PART IV

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

     (b)  REPORTS ON FORM 8-K

          Not applicable.

     (c)  EXHIBITS

EXHIBIT NO.                        DESCRIPTION OF EXHIBIT
-----------                        ----------------------
   3.1      First  Amended and  Restated  Certificate  of  Incorporation  of the
            Registrant
   3.3      Bylaws of the Registrant(1)
   4.1      Specimen of Stock Certificate(1)
   4.2      Specimen of Redeemable Common Stock Warrant(1)

   4.3      Form of Warrant issued to Credit Agricole Indosuez(2)
   4.4      Form of Warrant issued to Bank Boston N.A.(3)
   4.5      Indenture  dated as of June 23, 1998, by and among the Company,  the
            Guarantors  Signatories  thereto,  and State  Street  Bank and Trust
            Company of California, N.A.(4)
   4.6      Form of Global Notes(4)
   4.8      Rights   Agreement,   dated  February  23,  1999,   between  Styling
            Technology  Corporation  and American  Securities  Transfer & Trust,
            Inc., as Rights Agent, together with the following exhibits thereto;
            Exhibit  A-Form of  Certificate  of  Designation  of Series A Junior
            Participating  Preferred  Stock of Styling  Technology  Corporation;
            Exhibit B-Form of Right Certificate;  Exhibit C-Summary of Rights to
            Purchase   Shares  of   Preferred   Stock  of   Styling   Technology
            Corporation.(5)
   10.5     Employment Agreement between Registrant and Sam L. Leopold(1)
   10.11    1996 Stock Option Plan(1)
   10.19    Asset  Purchase  Agreement  dated as of October  31,  1997 among the
            Registrant, Inverness Corporation, and Inverness (UK) Limited.(6)
   10.20    Transition and Manufacturing Agreement dated as of December 10, 1997 the Registrant and Inverness Corporation.(6)
   10.23    Stock Purchase Agreement dated as of June 23, 1998 among the Company and the former shareholders of European Touch, Ltd. II(7)
   10.24    Credit Agreement dated June 30, 1998 among the Company,  BankBoston,
            N.A., and NationsBank, N.A.(8)
   10.25    Stock  Purchase  Agreement  dated as of  August 3,  1998,  among the
            Company, Kevin T. Weir, Carol M. Weir, and Dennis M. Katawczik(6)
   10.26    1998 Employee Stock Option Plan
   12       Computation of Ratio of Earnings to Fixed Charges
   21       Subsidiaries of Registrant
   23.1     Consent of Arthur Andersen LLP
   27       Financial Data Schedules

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

(3) Quarterly Report on Form 10-Q as filed with the Commission on November 14, 1997.

(4) Incorporated by reference to the Registration Statement on From S-4 (Registration No. 333-61035) filed August 7, 1998 and declared effective September 18, 1998.

(5) Incorporated by reference to the Registration Statement on Form 8-A as filed with the Commission on March 8, 1999.

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STYLING TECHNOLOGY CORPORATION


                                             /s/ Sam L. Leopold
                                        ----------------------------------------
                                                 Sam L. Leopold
                                         Chairman of the Board, President,
                                            and Chief Executive Officer

                                        Date: October 20, 2000
                                             -----------------------------------

     In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       SIGNATURE                            CAPACITY                               DATE
       ---------                            --------                               ----

/s/ Sam L. Leopold                Chairman of the Board,  President,  and     October 20, 2000
----------------------------      Chief  Executive   Officer   (Principal
Sam L. Leopold                    Executive Officer)


/s/ James Yeager                  Executive   Vice  President  and  Chief     October 20, 2000
----------------------------      Financial   Officer,   Treasurer,   and
James Yeager                      Secretary   (Principal   Financial  and
                                  Accounting Officer)


/s/ James A. Brooks               Director                                    October 20, 2000
----------------------------
James A. Brooks

/s/ Michael H. Feinstein          Director                                    October 20, 2000
----------------------------
Michael H. Feinstein

STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedules


Consolidated Financial Statements                                       PAGE
Styling Technology Corporation
   Report of Independent Public Accountants                              F-2
   Consolidated Balance Sheets                                           F-3
   Consolidated Statements of Operations                                 F-4
   Consolidated Statements of Stockholders' Equity                       F-5
   Consolidated Statements of Cash Flows                                 F-6
   Notes to Consolidated Financial Statements                            F-7

Gena Laboratories, Inc.
   Report of Independent Public Accountants                             F-38
   Balance Sheets                                                       F-39
   Statements of Operations                                             F-40
   Statements of Stockholders' Equity                                   F-41
   Statements of Cash Flows                                             F-42
   Notes to Financial Statements                                        F-43

Body Drench (a Division of Designs by Norvell, Inc.)
   Report of Independent Public Accountants                             F-49
   Balance Sheets                                                       F-50
   Statements of Operations                                             F-51
   Statements of Changes in Owners' Investment                          F-52
   Statements of Cash Flows                                             F-53
   Notes to Financial Statements                                        F-54

JDS Manufacturing Co., Inc.
   Report of Independent Public Accountants                             F-57
   Balance Sheets                                                       F-58
   Statements of Operations                                             F-56
   Statements of Stockholders' Equity                                   F-60
   Statements of Cash Flows                                             F-61
   Notes to Financial Statements                                        F-62

Kotchammer Investments, Inc.
   Report of Independent Public Accountants                             F-65
   Balance Sheet                                                        F-66
   Statements of Operations                                             F-67
   Statements of Stockholders' Deficit                                  F-68
   Statements of Cash Flows                                             F-69
   Notes to Financial Statements                                        F-70

Financial Statement Schedule
    Valuation and Qualifying Accounts                                   S-1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Styling Technology Corporation:

We have audited the accompanying consolidated balance sheets of STYLING TECHNOLOGY CORPORATION, a Delaware corporation, and subsidiaries (the "Company"), as of December 31, 1997 and 1998, and the related consolidated statements of operations and cash flows for the period from November 27, 1996 (commencement of operations) to December 31, 1996 and for the years ended December 31, 1997 and 1998, and the related consolidated statements of stockholders' equity for the three years in the period ended December 31, 1998 (1997 and 1998 restated - See Notes 1 and 13). These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15, the Company has incurred substantial losses and defaulted under certain provisions of its Senior Secured Credit facility and Senior Subordinated Notes. Management's current projections indicate that there will not be sufficient cash flow from operations to fund the Company's debt payments in the normal course of operations. On August 31, 2000, the Company entered into Chapter 11 bankruptcy.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1998, and the results of its operations and its cash flows for the period from November 27, 1996 to December 31, 1996 and for the years ended December 31, 1997 and 1998, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II listed in Item 14 of Part IV (1997 and 1998 restated) herein is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        /s/ Arthur Andersen LLP

Phoenix, Arizona
October 18, 2000

STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands except share data)

                                                                            DECEMBER 31,
                                                                      -----------------------
                                                                        1997          1998
                                                                      ---------     ---------
                                                                     (RESTATED)    (RESTATED)
                                     Assets
Current Assets:
Cash and cash equivalents                                             $   3,063     $   4,023
Accounts receivable, net of allowance
   for doubtful accounts of $1,032 and $1,786                            12,693        24,812
Inventories, net                                                         10,951        25,599
Prepaid expenses and other current assets                                 2,120         1,375
                                                                      ---------     ---------

      Total current assets                                               28,827        55,809

Property and Equipment, net                                               2,640         5,362
Goodwill and Other Intangibles, net of
  accumulated amortization of $1,375 and $5,188                          56,506       139,566
Other Assets                                                              2,913        13,336
                                                                      ---------     ---------

                                                                      $  90,886     $ 214,073
                                                                      =========     =========
                      Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable                                                   $   6,505     $  12,108
   Accrued liabilities                                                    3,670        10,367
   Current portion of long-term debt and other                            5,647         2,768
                                                                      ---------     ---------

      Total current liabilities                                          15,822        25,243
                                                                      ---------     ---------

Deferred Income Taxes                                                       162        19,216
Long-Term Debt and Other, less current portion                           47,377       140,366

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, $.0001 par value, 1,000,000 shares authorized,
     no shares issued and outstanding                                        --            --
   Common stock, $.0001 par value, 10,000,000 shares authorized,
     4,757,000 shares issued and 3,949,000 shares outstanding at
     December 31, 1997; and 4,876,000 shares issued and 4,068,000
     shares outstanding at December 31, 1998                                  1             1
Additional paid-in capital                                               27,875        29,038
Retained earnings                                                         1,449         2,009
Treasury stock                                                           (1,800)       (1,800)
                                                                      ---------     ---------
      Total stockholders' equity                                         27,525        29,248
                                                                      ---------     ---------

                                                                      $  90,886     $ 214,073
                                                                      =========     =========

The accompanying notes are an integral part of these consolidated balance sheets.

STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands except share data)

                                           FOR THE PERIOD FROM
                                            NOVEMBER 27, 1996
                                              (COMMENCEMENT
                                            OF OPERATIONS) TO        YEAR ENDED            YEAR ENDED
                                            DECEMBER 31, 1996     DECEMBER 31, 1997     DECEMBER 31, 1998
                                            -----------------     -----------------     -----------------
                                                                      (RESTATED)            (RESTATED)
Net Sales                                       $     1,083           $    36,505           $    83,366
Cost of Sales                                           571                16,756                38,998
                                                -----------           -----------           -----------
      Gross profit                                      512                19,749                44,368
                                                -----------           -----------           -----------

Selling, General and Administrative Expenses            737                12,201                31,619
Centralization and Reengineering Costs                   --                    --                   422
                                                -----------           -----------           -----------
                                                        737                12,201                32,041
                                                -----------           -----------           -----------

Income (Loss) from Operations                          (225)                7,548                12,327
Interest Expense and Other, net                           2                (1,847)               (9,206)
                                                -----------           -----------           -----------
Income (Loss) Before Extraordinary Item and
   Income Taxes                                        (223)                5,701                 3,121
Provision for (Benefit from) Income Taxes               (72)                2,537                 1,470
                                                -----------           -----------           -----------

Income (Loss) Before Extraordinary Item                (151)                3,164                 1,651
Extraordinary Item, net of tax benefit of
   $882,000 and $822,000                                 --                (1,377)               (1,091)
                                                -----------           -----------           -----------
      Net income (loss)                         $      (151)          $     1,787           $       560
                                                ===========           ===========           ===========
Basic Earnings (Loss) per Share:
   Income (loss) before extraordinary item      $     (0.04)          $      0.80           $      0.41
   Extraordinary item                                    --                 (0.35)                (0.27)
                                                -----------           -----------           -----------
      Net income (loss)                         $     (0.04)          $      0.45           $      0.14
                                                ===========           ===========           ===========
      Weighted average shares                     3,770,000             3,949,000             4,033,000
                                                ===========           ===========           ===========
Diluted Earnings (Loss) per Share:
   Income (loss) before extraordinary item      $     (0.04)          $      0.77           $      0.38
   Extraordinary item                                    --                 (0.34)                (0.25)
                                                -----------           -----------           -----------
      Net income (loss)                         $     (0.04)          $      0.43           $      0.13
                                                ===========           ===========           ===========
      Weighted average shares                     3,770,000             4,113,000             4,313,000
                                                ===========           ===========           ===========

The accompanying notes are an integral part of these consolidated financial statements.

STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(in thousands)

                                                       COMMON STOCK                      RETAINED
                                                   ---------------------   ADDITIONAL    EARNINGS                   TOTAL
                                                      SHARES      COMMON     PAID-IN   (ACCUMULATED  TREASURY   STOCKHOLDERS'
                                                   OUTSTANDING    STOCK      CAPITAL     DEFICIT)      STOCK       EQUITY
                                                   -----------    -----      -------     --------      -----       ------
                                                                                        (RESTATED)               (RESTATED)
Balance, December 31, 1995                            1,616       $   1     $    --      $   --       $    --     $     1
Issuance of common stock and warrants                    20          --         179        (187)           --          (8)
Issuance of common stock and warrants
 in initial public offering, net of
 offering costs of approximately $1,351,000           3,116          --      27,227          --            --      27,227
Issuance of common stock in KII acquisition               5          --          50          --            --          50
Purchase of 808,000 shares of treasury stock           (808)         --          --          --        (1,800)     (1,800)
Net loss for the period from November 27, 1996
 (commencement of operations) to December 31, 1996       --          --          --        (151)           --        (151)
                                                     ------       -----     -------      ------       -------     -------

Balance, December 31, 1996                            3,949           1      27,456        (338)       (1,800)     25,319
Issuance of warrants                                     --          --         419          --            --         419
Net income                                               --          --          --       1,787            --       1,787
                                                     ------       -----     -------      ------       -------     -------

Balance, December 31, 1997                            3,949           1      27,875       1,449        (1,800)     27,525
Issuance of common stock on exercise of stock
 options and warrants                                   119          --         426          --            --         426
Tax benefit from stock options exercised                 --          --         737          --            --         737
Net income                                               --          --          --         560            --         560
                                                     ------       -----     -------      ------       -------     -------

Balance, December 31, 1998                            4,068       $   1     $29,038      $2,009       $(1,800)    $29,248
                                                     ======       =====     =======      ======       =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

                                                            FOR THE PERIOD
                                                                 FROM
                                                              NOVEMBER 27,
                                                                1996 TO       DECEMBER 31,   DECEMBER 31,
                                                              DECEMBER 31,       1997           1998
                                                                 1996         (RESTATED)     (RESTATED)
                                                              ------------   ------------   ------------
Cash Flows from Operating Activities:
 Net income (loss)                                            $   (151)       $  1,787       $    560
 Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation and amortization                                     97           1,846          5,187
  Interest accretion to note payable                                --             174            159
  Extraordinary loss on early extinguishment of debt                --           1,377          1,091
  Changes in assets and liabilities:
   Accounts receivable, net                                        532          (5,802)        (4,638)
   Inventories, net                                                (21)         (2,992)        (8,588)
   Prepaid expenses and other assets                               (36)         (1,730)        (2,363)
   Accounts payable and accrued liabilities                       (788)          2,960          1,807
                                                              --------        --------       --------
        Net cash used in operating activities                     (367)         (2,380)        (6,785)
                                                              --------        --------       --------
Cash Flows from Investing Activities:
 Purchase of acquired businesses, net of cash acquired         (20,523)        (45,150)       (62,677)
 Purchases of property and equipment                               (46)           (582)        (1,962)
 Changes in other assets, net                                       --              --         (4,251)
                                                              --------        --------       --------
        Net cash used in investing activities                  (20,569)        (45,732)       (68,890)
                                                              --------        --------       --------
Cash Flows from Financing Activities:
 Proceeds from issuance of common stock, net of offering
  and acquisition costs                                         27,227              --             --
 Proceeds from credit facility, net of financing costs              --          71,633         47,298
 Proceeds from bond offering, net of financing costs                --              --         96,400
 Exercise of stock options                                          --              --          1,163
 Payments on long-term debt                                         --         (24,949)       (68,226)
 Purchase of treasury stock                                     (1,800)             --             --
                                                              --------        --------       --------
        Net cash provided by financing activities               25,427          46,684         76,635
                                                              --------        --------       --------

Increase (Decrease) in Cash and Cash Equivalents                 4,491          (1,428)           960

Cash and Cash Equivalents, beginning of period                      --           4,491          3,063
                                                              --------        --------       --------
Cash and Cash Equivalents, end of period                      $  4,491        $  3,063       $  4,023
                                                              ========        ========       ========
Supplemental Disclosure of Cash Flow Information:
 Cash paid for income taxes                                   $     --        $  1,727       $  2,634
                                                              ========        ========       ========

 Cash paid for interest                                       $     --        $  1,155       $  3,699
                                                              ========        ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.   Formation and Significant Accounting Policies

     a.   Initial Public Offering and the Initial Businesses

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

     b.   Restatement

     On November 29, 1999, the Company announced that the Audit Committee of the Board of Directors was initiating (with the assistance of outside counsel and other experts) an internal investigation of the Body Drench division and certain financial reporting related errors and irregularities reported in the previously issued financial statements for first and second quarter 1999 and the 1998 fiscal year end. The Audit Committee's investigation has since been completed and as a result of its findings, the Company has restated its previously issued consolidated financial statements for 1997 and 1998 (See Notes 13, 14 and 15).

     c.   Principles of Consolidation

     The consolidated financial statements include all the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. All references to the Company herein refer to Styling Technology Corporation and its subsidiaries.

     d.   Cash and Cash Equivalents and Concentrations of Credit Risk

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

     e.   Inventories

     Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Reserves are established against inventories for excess, slow-moving and obsolete items and for items where the net realizable value is less than cost.

     Inventories consist of the following: (in thousands)

                                                           DECEMBER 31,
                                                  ------------------------------
                                                      1997              1998
                                                  -------------    -------------

     Raw materials and work-in-process            $       2,594    $       8,612
     Finished goods                                       8,357           16,987
                                                  -------------    -------------

                                                  $      10,951    $      25,599
                                                  =============    =============

     f.   Property and Equipment

     Property and equipment are recorded at cost and depreciation on property and equipment is provided using the straight-line method over their estimated useful lives.

     Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs, which do not improve assets or extend their useful lives are charged to expense as incurred.

     g.   Goodwill and Other Intangibles

     Goodwill is the cost in excess of fair value of net assets of acquired businesses and is amortized using the straight-line method over 25 years. Other intangible assets include the cost assigned to an exclusive license, which is being amortized using the straight-line method over its contractual life of 40 years. The Company continually evaluates whether events and circumstances have occurred subsequent to acquisitions that indicate the remaining estimated useful life of goodwill or other intangible assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill or other intangible assets should be evaluated for possible impairment, the Company uses an estimate of the undiscounted future cash flows over the remaining life in measuring whether the goodwill or other intangible assets are recoverable.

     h.   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates include establishment of allowance for doubtful accounts, reserves for sales returns and allowances, excess and obsolete inventory and litigation exposures.

     i.   Fair Value of Financial Instruments

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

     j.   Revenue Recognition

     The Company recognizes revenue when title passes, which is usually upon shipment. Net sales is comprised of gross sales less provisions for estimated returns, discounts and promotional allowances.

     k. Business Process Reengineering Charges and Exit Costs of Acquired Businesses

     During the third quarter of 1998, the Company implemented a strategic consolidation initiative, which included the centralization of its operations into a new facility located in Scottsdale, Arizona. This initiative included the closing of several of its facilities. In addition, the Company is combining the reengineering of its business processes with an Enterprise Resource Planning (ERP) information technology transformation. During the year ended December 31, 1998, the Company recorded a pre-tax charge of $422,000 related to the reengineering of its business processes, as prescribed under EITF 97-13, Accounting for Business Process Reengineering-Consulting Costs. EITF 97-13 requires companies to expense all costs related to business process reengineering activities, whether done internally or by third parties as they are incurred. In addition, the Company accrued approximately $3.5 million in connection with management's plan to close the facilities of certain businesses acquired during 1998, as prescribed in EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Under this guidance, the Company has accrued certain costs as part of the acquisitions during 1998, based on a specific plan identified by management to close these specific facilities. During the year, the Company charged approximately $1.5 million against this accrual related to direct costs paid to exit these activities, which included employee severance costs, costs associated with the physical closing of the facilities, and external consulting costs. The balance of this accrual of approximately $2.0 million is included in accrued liabilities in the accompanying 1998 consolidated balance sheet.

     l.   Income Taxes

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

     m.   Other Assets

     Other assets consist primarily of the following: (i) deferred financing costs associated with the Company completing various financings transactions (see Note 5) and (ii) deferred tax assets (see Note 7). Deferred financing costs are amortized over the life of the related obligation. The Company recorded approximately $170,000 and $333,000 in deferred financing cost amortization for the years ended December 31, 1997 and 1998, respectively.

     n.   Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards ("SFAS") No. 133 (as amended by SFAS No. 137 and SFAS No. 138), Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, as amended, is effective for the Company's quarter ending September 30, 2000. The Company is currently evaluating the impact from the adoption of SFAS No. 133, as amended, on its future results of operations and financial position.

     Effective January 1, 1998, the Company adopted SFAS No. 130 Reporting Comprehensive Income. This statement requires the Company to classify items of other comprehensive income, defined to be the change in equity of the Company during the period from transactions and other events and circumstances from non-owner sources, in a separate financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. Adoption of this standard did not have an effect on the Company's financial statements as the Company has no items of other comprehensive income for any period presented.

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

     o.   Earnings (Loss) Per Share

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

     A reconciliation of the numerators and denominators of the basic and diluted EPS computations for the period from November 27, 1996 to December 31, 1996 and the years ended December 31, 1997 and 1998 is as follows:

                                                  1996                                    1997
                                   ----------------------------------     -------------------------------------
                                                EFFECT OF                                EFFECT OF
                                                 STOCK                                    STOCK
                                                OPTIONS                                  OPTIONS
                                     BASIC        AND        DILUTED         BASIC         AND         DILUTED
                                      EPS       WARRANTS       EPS            EPS        WARRANTS        EPS
                                      ---       --------       ---            ---        --------        ---
Income (loss) before
  extraordinary item               $ (151,000)      --     $ (151,000)    $ 3,164,000          --    $3,164,000
Extraordinary item, net                    --       --             --       1,377,000          --     1,377,000
                                   ----------     ----     ----------     -----------     -------    ----------

     Net income (loss)             $ (151,000)      --     $ (151,000)    $ 1,787,000          --    $1,787,000
                                   ==========     ====     ==========     ===========     =======    ==========

Shares                              3,770,000       --      3,770,000       3,949,000     164,000     4,113,000
                                   ==========     ====     ==========     ===========     =======    ==========
Per share amount -- income
  (loss) before extraordinary
  item                             $    (0.04)             $    (0.04)    $      0.80                $     0.77
Per share amount --
  extraordinary item, net                  --                      --           (0.35)                    (0.34)
                                   ----------              ----------     -----------                ----------
Per share amount -- net
income (loss)                      $    (0.04)             $    (0.04)    $      0.45                $     0.43
                                   ==========              ==========     ===========                ==========

                                                                            1998
                                                        -----------------------------------------
                                                                       EFFECT OF
                                                                         STOCK
                                                                        OPTIONS
                                                           BASIC          AND           DILUTED
                                                            EPS         WARRANTS          EPS
                                                            ---         --------          ---

Income before extraordinary item                        $1,651,000           --       $1,651,000
Extraordinary item, net                                  1,091,000           --        1,091,000
                                                        ----------      -------       ----------

         Net income                                     $  560,000           --       $  560,000
                                                        ==========      =======       ==========

Shares                                                   4,033,000      280,000        4,313,000
                                                        ==========      =======       ==========

Per share amount - income before extraordinary item     $     0.41                    $     0.38
Per share amount - extraordinary item, net              $    (0.27)                   $    (0.25)
                                                        -----------                   ----------

Per share amount - net income                           $     0.14                    $     0.13
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

2.   Business Combinations

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

On December 10, 1997, the Company acquired certain assets and assumed certain liabilities of Inverness Corporation and Inverness (UK) Limited (collectively Inverness). Inverness produces salon and retail hair removal apparatus and products under the brand names "One Touch" and "Clean + Easy". The Company paid a purchase price consisting of (i) $16.5 million in cash; and (ii) an additional $3.5 million in cash held in escrow pending release contingent upon the successful transition of the manufacture of certain hair removal appliances to offshore manufacturing. The Inverness acquisition is accounted for under the purchase method of accounting.

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

The following table summarizes acquisitions for the two years ended December 31, 1997 and 1998 (in thousands).

                                                     1997              1998
                                                 -------------    -------------

Accounts receivable                              $       5,251    $       7,481
Inventories                                              5,324            6,060
Other assets                                             1,475              803
Property and equipment                                   1,316              968
Assumed accounts payable and accrued
  liabilities                                           (2,861)          (9,563)
Assumed debt                                                -            (1,716)
                                                 -------------    -------------
Net assets acquired                                     10,505            4,033
Cash paid at closing for purchase price and
  acquisition costs                                     45,150           62,677
                                                 -------------    -------------
Goodwill and other intangibles                   $      34,645    $      58,644
                                                 =============    =============

     a.   Unaudited Pro Forma Consolidated Results of Operations

     The following table depicts, for the years ended December 31, 1997 and 1998, unaudited pro forma consolidated information as if all of the companies acquired in 1997 and 1998 were acquired on January 1, 1997 (in thousands).

                                                  1997          1998
                                               -----------   ----------

         Net sales                             $   109,430   $  108,601
         Net income                                  2,636          246
         Income per basic share                       0.67         0.06
         Income per diluted share                     0.64         0.06

     The unaudited pro forma financial data is for informational purposes only, is not necessarily indicative of the results of operations had the acquisitions occurred at the beginning of 1997 and 1998, and is not necessarily indicative of future operating results.

3.   Property and Equipment

Property and equipment consist of the following at December 31 (in thousands):

                                                USEFUL
                                                LIVES
                                               (YEARS)     1997        1998
                                               -------     ----        ----
    Land                                          --     $   150     $    150
    Building and leasehold improvements          7-40        594        1,065
    Machinery and equipment                      3-7       1,559        1,706
    Furniture and fixtures                         7         375        1,326
    Computers, vehicles and other                3-5         356        4,216
                                                         --------    --------
                                                           3,034        8,463
    Less -- accumulated depreciation                        (394)      (3,101)
                                                         --------    --------
                                                         $ 2,640     $  5,362
                                                         ========    ========

The Company recorded approximately $11,000, $383,000 and $1,342,000 in depreciation expense during the period from November 27, 1996 to December 31, 1996, and for the years ended December 31, 1997 and 1998, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

4.   Accrued Liabilities

Accrued liabilities consist of amounts accrued but unpaid as of December 31, 1997 and 1998. Accrued interest at December 31, 1997 and December 31, 1998 was $291,000 and $5,798,000, respectively. Accrued liabilities also include commissions, professional fees, taxes, payroll, and other liabilities.

5.   Long-Term Debt and Other

Long-term debt and other consists of the following at December 31 (in thousands):

                                                                1997          1998
                                                             ---------     ---------
Senior subordinated notes (the "Notes"), bearing
  interest at 10 7/8%, maturing 2008                         $      --     $ 100,000
Senior credit facility (the "1998 Credit Facility"),
  collateralized by substantially all the assets of the
  Company, maturing through June 2003                               --        37,033
Seller carryback financing, related to the acquisition of
  Ft. Pitt Acquisition, Inc., bearing interest at 6%,
  maturing through August 2001                                      --         5,000
Unsecured note payable of Ft. Pitt Acquisition, Inc.                --         1,101
Senior credit facility (the "December 1997 Credit
  Facility"), collateralized by substantially all the
  assets of the Company, paid in full in June 1998              50,000            --
Gena Note, paid in full in November 1998                         1,841            --
Other                                                            1,183            --
                                                             ---------     ---------
                                                                53,024       143,134
Less: current portion                                           (5,647)       (2,768)
                                                             ---------     ---------
                                                             $  47,377     $ 140,366
                                                             =========     =========

Aggregate future maturities of long-term debt and other are as follows at December 31, 1998 (in thousands):

         1999                                           $    2,768
         2000                                                6,304
         2001                                                5,444
         2002                                                3,076
         2003                                               25,542
         Thereafter                                        100,000
                                                        ----------
                                                        $  143,134
                                                        ==========

     a.   Senior Credit Facilities

     In December 1997, in connection with the acquisition of Clean + Easy and One Touch product lines, the Company extinguished a previous credit facility and entered into the December 1997 Credit Facility. The December 1997 Credit Facility was a seven-year, $75.0 million credit facility with a group of banks with Credit Agricole Indosuez acting as agent. In connection with the extinguishment of the previous credit facility, the Company took an extraordinary non-cash charge of approximately $1.4 million, net of income taxes, related to the write-off of unamortized financing costs.

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

     b.   Notes

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

     c.   Debt Covenants

     The Company's 1998 Credit Facility agreement contains provisions that, among other things, require the Company to comply with certain financial ratios and net worth requirements and will limit the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends, sell assets, or engage in certain mergers or consolidations. At December 31, 1998, the Company was in compliance with all applicable covenants. Subsequent to year end, the Company defaulted on certain credit agreements due to non-compliance with certain financial and non-financial convents (see Note 15).

     The Notes described above are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by all of the Company's wholly owned current and future subsidiaries (see Note 12).

     d.   Interest Rate Protection

     In connection with the 1998 Credit Facility, the Company maintains certain interest rate protection instruments. As of December 31, 1998, the Company has entered into interest rate swap and interest rate cap agreements (the Agreements) to reduce the impact of changes in interests rates. The Company is exposed to a risk of credit loss in the event of nonperformance by financial institutions that are also party to the Agreements. However, the

     Company believes that, based on the high creditworthiness of these counterparties, nonperformance is unlikely. The following is a summary of the Company's Agreements (in thousands) as of December 31, 1998:

                                  Company's         Notional
                Instrument      Effective Rate       Amount
                ----------      --------------       ------
                  Swap              8.50%           $ 12,500
                  Cap              10.25%             12,500
                                                    --------
                                                    $ 25,000
                                                    ========

6.   Stockholders' Equity

     a.   Treasury Stock

     In October 1996, the Company entered into a stock repurchase agreement with a founder, pursuant to which the founder agreed to sell approximately 808,000 shares of Company's common stock to the Company for $1.8 million, payable upon consummation of the Offering. Accordingly, upon consummation of the Offering, the founder was no longer a stockholder of the Company.

     b.   Initial Public Offering

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

     c.   Warrants

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

     d.   Stock Options

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

     e.   Shareholder Rights Plan

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

     A summary of the status of all the Company's stock options at December 31, 1996, 1997 and 1998 and changes during the periods ended is presented in the following table:

                                          1996                   1997                   1998
                                   ------------------    --------------------   ---------------------
                                             WEIGHTED                WEIGHTED                WEIGHTED
                                              AVERAGE                 AVERAGE                AVERAGE
                                             EXERCISE                EXERCISE                EXERCISE
                                   OPTIONS    PRICE      OPTIONS      PRICE       OPTIONS     PRICE
                                   -------    -----      -------      -----       -------     -----
Outstanding at beginning of year   162,000    $ 0.10      250,000     $ 3.58      549,000     $ 7.38
  Granted                           88,000     10.00      430,000      10.57      694,000      12.83
  Exercised                             --        --           --         --      (99,000)      1.87
  Canceled                              --        --     (131,000)     10.60     (350,000)     12.09
                                   -------    ------    ---------     ------    ---------     ------
Outstanding at end of year         250,000    $ 3.58      549,000     $ 7.38      794,000     $10.76
                                   =======    ======    =========     ======    =========     ======

Exercisable at end of year          18,000    $10.00      136,000     $ 9.71      279,000     $10.10
                                   =======    ======    =========     ======    =========     ======
Weighted average fair value
 per share of options granted      $  5.65              $    4.13               $    5.44
                                   =======              =========               =========

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

                                            FOR THE PERIOD
                                                 FROM
                                             NOVEMBER 27,
                                                 1996
                                            (COMMENCEMENT
                                            OF OPERATIONS)
                                            TO DECEMBER 31,    DECEMBER 31,       DECEMBER 31,
                                                 1996             1997               1998
                                                 ----             ----               ----
Income (loss) before extraordinary item
  As reported                                $ (151,000)      $  3,164,000      $  1,651,000
  Pro forma                                    (226,000)         2,833,000           849,000
  Diluted EPS - as reported                       (0.04)              0.77              0.38
  Diluted EPS - pro forma                         (0.06)              0.69              0.20
Extraordinary item, net
  As reported                                        --         (1,337,000)       (1,091,000)
  Diluted EPS - as reported                          --              (0.33)            (0.25)
Net income (loss)
  As reported                                  (151,000)         1,787,000           560,000
  Pro forma                                    (226,000)         1,456,000          (242,000)
  Diluted EPS - as reported                       (0.04)              0.43              0.13
  Diluted EPS - pro forma                         (0.06)              0.36             (0.06)

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

7.   Income Taxes

The provision for (benefit from) income taxes (in thousands) for the period from November 27, 1996 to December 31, 1996 and for the years ended December 31, 1997, and 1998 consists of the following:

                                               1996          1997          1998
                                               ----        -------        ------
Current expense                                $ --        $ 2,586        $  940
Deferred expense (benefit)                      (72)           (49)          530
                                               ----        -------        ------
Net income tax expense (benefit)               $(72)       $ 2,537        $1,470
                                               ====        =======        ======

The components of the deferred tax accounts (in thousands) as of December 31, 1997 and 1998, consist of the following:

                                                            1997         1998
                                                           ------      --------
Current deferred tax assets:
  Reserves and other accruals                              $  232      $    516
  Inventory capitalization                                    222         1,298
  Other                                                         8            --
                                                           ------      --------
  Total current deferred tax assets                           462         1,814
                                                           ------      --------
  Long-term deferred tax assets:
  Net operating loss carryforward                             -0-         2,581
  Reserves and accruals                                        --         2,562
                                                           ------      --------
  Total long-term deferred tax assets                          --         5,143
                                                           ------      --------
Non-current deferred tax liabilities:
  Accelerated tax deductions, depreciation,
    and amortization                                          162         6,118
  Effect of book basis in excess of tax basis
    of licenses                                                --        13,098
                                                           ------      --------
  Total non-current deferred tax liabilities                  162        19,216
                                                           ------      --------
  Net deferred tax asset (liability)                       $  300      $(12,259)
                                                           ======      ========

A reconciliation of the U.S. federal statutory income tax rate to the Company's income before extraordinary item effective tax rate is as follows:

                                                             DECEMBER 31,
                                                      -------------------------
                                                      1996       1997      1998
                                                      ----       ----      ----
Statutory federal rate                                 (34)%       34%       34%
Effect of state taxes                                   (5)%        4%        4%
Nondeductible amortization of goodwill                   7%         7%        9%
                                                       ---        ---       ---
                                                       (32)%       45%       47%
                                                       ===        ===       ===

8.   Related Party Information

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

9.   Segment Information

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


DECEMBER 31, 1998
                                                           APPLIANCES
                                                SKIN AND      AND
                          HAIR CARE  NAIL CARE  BODY CARE   SUNDRIES      PARENT    ELIMINATIONS      TOTAL
                          ---------  ---------  ---------   --------      ------    ------------      -----
Net sales                  $29,224    $18,902    $25,930    $  9,310     $     --     $      --     $  83,366
Operating income (loss)      4,385      3,467      3,165       3,489       (2,179)           --        12,327
Depreciation and
  amortization                 107      2,561      1,189         215        1,115            --         5,187
Total assets                97,571     46,796     80,375      30,326       94,258      (135,253)      214,073
Capital expenditures            25        134        661         146          996            --         1,962


DECEMBER 31, 1997
                                                           APPLIANCES
                                                SKIN AND      AND
                          HAIR CARE  NAIL CARE  BODY CARE   SUNDRIES      PARENT    ELIMINATIONS      TOTAL
                          ---------  ---------  ---------   --------      ------    ------------      -----
Net sales                  $ 8,768    $12,545    $14,078    $  1,114     $     --     $      --     $  36,505
Operating income (loss)      2,352      2,226      4,311         268       (1,609)           --         7,548
Depreciation and
  amortization                  13      1,058        292          62          421            --         1,846
Total assets                27,180     20,757     48,686       1,842       25,238       (32,817)       90,886
Capital expenditures            --         90        275           2          215            --           582


DECEMBER 31, 1996
                                                           APPLIANCES
                                                SKIN AND      AND
                          HAIR CARE  NAIL CARE  BODY CARE   SUNDRIES      PARENT    ELIMINATIONS      TOTAL
                          ---------  ---------  ---------   --------      ------    ------------      -----
Net sales                  $    --    $   697    $   337    $     49     $     --     $      --     $   1,083
Operating income (loss)         --         11          5         (19)        (222)           --          (225)
Depreciation and
  amortization                  --         58         11           3           25            --            97
Total assets                    --     15,066     12,542         663        6,156        (2,193)       32,234
Capital expenditures            --         --         --          --           46            --            46

Sales to a major U.S. beauty supply chain as a percentage of total net sales approximated 25% for the period from November 27, 1996 to December 31, 1996. During 1997, this customer accounted for approximately 13% of the total net sales of the Company. During 1998, sales to any single customer as a percentage of total net sales did not exceed 10%.

10.  Commitments and Contingencies

     a.   Legal Matters

     The Company is party to certain legal matters arising in the ordinary course of its business. In management's opinion, as of December 31, 1998, the expected outcome of such matters will not have a material adverse effect on the Company's financial position or results of operations (see
     Note 15).

     b.   Operating Leases

     The Company leases certain equipment and office and warehouse space under noncancelable operating leases. Rent expense related to these lease agreements totaled approximately $12,000, $313,000 and $1,132,000 for the period from November 27, 1996 to December 31, 1996 and for the years ended December 31, 1997 and 1998.

     Future lease payments under noncancelable operating leases (in thousands) are as follows:

                    YEARS ENDING
                    DECEMBER 31,
                    ------------
                      1999                                      $  2,330
                      2000                                         2,117
                      2001                                         1,526
                      2002                                         1,261
                      2003                                           950
                      Thereafter                                   4,815
                                                                --------
                                                                $ 12,999
                                                                ========

     c.   Retirement Plans

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

11.  Vendor Concentration

As part of the Company's strategy, the Company uses third parties to manufacture the majority of the Company's products. One of these third party suppliers accounted for approximately 15% of the total cost of sales for the year ended December 31, 1997. During 1998, purchases from a single supplier as a percentage of total purchases did not exceed 10%.

12.  Guarantor and Non-Guarantor Subsidiaries

The Notes described in Note 5 are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by all of the Company's wholly owned current and future subsidiaries.

The financial statements presented below include the combined financial position as of December 31, 1997 and 1998; the results of operations for the period from November 27, 1996 to December 31, 1996 and for the restated years ended December 31, 1997 and 1998; and the statements of cash flows for the period from November 27, 1996 to December 31, 1996 and for the restated years ended December 31, 1997 and 1998 of Styling Technology Corporation (Parent); guarantor subsidiaries (Guarantors) and the non-guarantor subsidiaries (Non-guarantors).

STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

Balance Sheet
as of December 31, 1997 (in thousands)

                                                                    NON-
                                           PARENT    GUARANTORS  GUARANTORS  ELIMINATING   CONSOLIDATED
                                           ------    ----------  ----------  -----------   ------------
                                     Assets
Current Assets:
 Cash and cash equivalents                $  2,907     $   156    $     --     $     --     $  3,063
 Accounts receivable, net                    8,251       4,442          --           --       12,693
 Inventories, net                            5,882       5,069          --           --       10,951
 Prepaid expenses and other current
   assets                                    1,581         539          --           --        2,120
 Due to/from affiliates                     (2,379)      2,379          --           --           --
                                          --------     -------    --------     --------     --------
      Total current assets                  16,242      12,585          --           --       28,827

Property and Equipment, net                  1,558       1,082          --           --        2,640
Goodwill and Other Intangibles, net         26,106      30,400          --           --       56,506
Other Assets                                 2,902          11          --           --        2,913
Investment in Subsidiaries, net             39,468          --          --      (39,468)          --
                                          --------     -------    --------     --------     --------
                                          $ 86,276     $44,078    $     --     $(39,468)    $ 90,886
                                          ========     =======    ========     ========     ========

                      Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                         $  4,101     $ 2,404    $     --     $     --     $  6,505
 Accrued liabilities                         1,481       2,189          --           --        3,670
 Current portion of long-term debt
   and other                                 5,630          17          --           --        5,647
                                          --------     -------    --------     --------     --------
      Total current liabilities             11,212       4,610          --           --       15,822
                                          --------     -------    --------     --------     --------

Deferred Income Taxes                          162          --          --           --          162
                                          --------     -------    --------     --------     --------
Long-Term Debt and Other, less current
 portion                                    47,377          --          --           --       47,377
                                          --------     -------    --------     --------     --------

Commitments and Contingencies

Stockholders' Equity:
 Preferred stock                                --          --          --           --           --
 Common stock                                    1          --          --           --            1
 Additional paid-in capital                 27,875      36,768          --      (36,768)      27,875
 Retained earnings                           1,449       2,700          --       (2,700)       1,449
 Treasury stock                             (1,800)         --          --           --       (1,800)
                                          --------     -------    --------     --------     --------

      Total stockholders' equity            27,525      39,468          --      (39,468)      27,525
                                          --------     -------    --------     --------     --------

                                          $ 86,276     $44,078    $     --     $(39,468)    $ 90,886
                                          ========     =======    ========     ========     ========

STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

Balance Sheet
as of December 31, 1998 (in thousands)

                                                                     NON-
                                            PARENT    GUARANTORS  GUARANTORS    ELIMINATING   CONSOLIDATED
                                            ------    ----------  ----------    -----------   ------------
                                     Assets
Current Assets:
 Cash and cash equivalents                $   2,867     $   343    $     813     $      --     $   4,023
 Accounts receivable, net                    10,100       8,830        5,882            --        24,812
 Inventories, net                            13,456      10,060        2,083            --        25,599
 Prepaid expenses and other current
   assets                                       597         695           83            --         1,375
 Due to/from affiliates                       2,383       5,462       (7,845)           --            --
                                          ---------     -------    ---------     ---------     ---------
      Total current assets                   29,403      25,390        1,016            --        55,809

Property and Equipment, net                   3,625       1,626          111            --         5,362
Goodwill and Other Intangibles, net          37,128      52,509       49,929            --       139,566
Other Assets                                 13,033         118          185            --        13,336
Investment in Subsidiaries, net             104,317          --           --      (104,317)           --
                                          ---------     -------    ---------     ---------     ---------
                                          $ 187,506     $79,643    $  51,241     $(104,317)    $ 214,073
                                          =========     =======    =========     =========     =========

                      Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                         $   8,224     $ 2,960    $     924     $      --     $  12,108
 Accrued liabilities                          1,884       5,841        2,642            --        10,367
 Current portion of long-term debt
  and other                                   1,309         357        1,102            --         2,768
                                          ---------     -------    ---------     ---------     ---------
      Total current liabilities              11,417       9,158        4,668            --        25,243
                                          ---------     -------    ---------     ---------     ---------

Deferred Income Taxes                         6,475          --       12,741            --        19,216
                                          ---------     -------    ---------     ---------     ---------
Long-Term Debt and Other, less current
portion                                     140,366          --           --            --       140,366
                                          ---------     -------    ---------     ---------     ---------

Commitments and Contingencies

Stockholders' Equity:
 Preferred stock                                 --          --           --            --            --
 Common stock                                     1          --           --            --             1
 Additional paid-in capital                  29,038      61,770       32,527       (94,297)       29,038
 Retained earnings                            2,009       8,715        1,305       (10,020)        2,009
 Treasury stock                              (1,800)         --           --            --        (1,800)
                                          ---------     -------    ---------     ---------     ---------

      Total stockholders' equity             29,248      70,485       33,832      (104,317)       29,248
                                          ---------     -------    ---------     ---------     ---------

                                          $ 187,506     $79,643    $  51,241     $(104,317)    $ 214,073
                                          =========     =======    =========     =========     =========

STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

Statement of Operations
November 27, 1996 to December 31, 1996 (in thousands)

                                                                       NON-
                                             PARENT    GUARANTORS   GUARANTORS  ELIMINATING  CONSOLIDATED
                                             ------    ----------   ----------  -----------  ------------
Net sales                                    $ 386       $ 697       $     --      $   --      $ 1,083
Cost of sales                                  162         409             --          --          571
                                             -----       -----       --------      ------      -------
    Gross profit                               224         288             --          --          512

Selling, general and administrative
  expenses                                     460         277             --          --          737
                                             -----       -----       --------      ------      -------

Income (loss) from operations                 (236)         11             --          --         (225)
Interest (expense) and other income, net         2          --             --          --            2
                                             -----       -----       --------      ------      -------

Income (loss) before income taxes             (234)         11             --          --         (223)
Provision for (benefit from) income taxes      (84)         12             --          --          (72)
Income (loss) from wholly owned
subsidiaries                                    (1)         --             --           1           --
                                             -----       -----       --------      ------      -------

Net loss                                     $(151)      $  (1)      $     --      $    1      $  (151)
                                             =====       =====       ========      ======      =======

STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

Statement of Operations
for the Year Ended December 31, 1997 (in thousands)

                                                                     NON-
                                          PARENT     GUARANTORS   GUARANTORS   ELIMINATING   CONSOLIDATED
                                         --------     --------     --------      -------       --------
Net sales                                $ 15,193     $ 21,312     $     --      $    --       $ 36,505
Cost of sales                               6,348       10,408           --           --         16,756
                                         --------     --------     --------      -------       --------

Gross profit                                8,845       10,904           --           --         19,749
Selling, general and administrative
   expenses                                 5,874        6,327           --           --         12,201
                                         --------     --------     --------      -------       --------

Income from operations                      2,971        4,577           --           --          7,548
Interest expense and other, net            (1,789)         (58)          --           --         (1,847)
                                         --------     --------     --------      -------       --------
Income before extraordinary item and
   income taxes                             1,182        4,519           --           --          5,701
Provision for income taxes                    719        1,818           --           --          2,537
                                         --------     --------     --------      -------       --------

Income before extraordinary item              463        2,701           --           --          3,164
Extraordinary item, net                    (1,377)          --           --           --         (1,377)
Income from wholly owned subsidiaries       2,701           --           --       (2,701)            --
                                         --------     --------     --------      -------       --------

Net income                               $  1,787     $  2,701     $     --      $(2,701)      $  1,787
                                         ========     ========     ========      =======       ========

STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

Statement of Operations
for the Year Ended December 31, 1998 (in thousands)

                                                                      NON-
                                             PARENT    GUARANTORS  GUARANTORS    ELIMINATING  CONSOLIDATED
                                             ------    ----------  ----------    -----------  ------------
Net sales                                   $ 30,958     $40,326     $12,082       $    --      $ 83,366
Cost of sales                                 15,684      18,470       4,844            --        38,998
                                            --------     -------     -------       -------      --------

Gross profit                                  15,274      21,856       7,238            --        44,368
Selling, general and administrative
   expenses                                   14,200      11,439       5,980            --        31,619
Centralization and reengineering costs           422          --          --            --           422
                                            --------     -------     -------       -------      --------

Income from operations                           652      10,417       1,258            --        12,327
Interest income (expense) and other, net      (9,302)         --          96            --        (9,206)
                                            --------     -------     -------       -------      --------

Income (loss) before extraordinary item       (8,650)     10,417       1,354            --         3,121
Provision (benefit) for income taxes          (2,981)      4,402          49            --         1,470
                                            --------     -------     -------       -------      --------

Income (loss) before extraordinary item       (5,669)      6,015       1,305            --         1,651
Extraordinary item, net                       (1,091)         --          --            --        (1,091)
Income from wholly owned subsidiaries          7,320          --          --        (7,320)           --
                                            --------     -------     -------       -------      --------

Net income                                  $    560     $ 6,015     $ 1,305       $(7,320)     $    560
                                            ========     =======     =======       =======      ========

STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

Statement Of Cash Flow
as of November 27, 1996 to December 31, 1996 (in thousands)

                                                                                   NON-
                                                        PARENT     GUARANTORS   GUARANTORS   ELIMINATING   CONSOLIDATED
                                                        ------     ----------   ----------   -----------   ------------
Cash Flows from Operating Activities:
 Net Loss                                             $   (151)      $  (1)      $      --      $   1       $   (151)
 Adjustments to reconcile net loss to net cash
  provided by (used in) in operating activities:
  Depreciation and amortization                             93           4              --         --             97
  Change in certain assets and liabilities:
   Accounts receivable, net                                390         142              --         --            532
   Inventory, net                                          (28)          7              --         --            (21)
   Prepaid expenses and other assets                       (67)         31              --         --            (36)
   Accounts payable and accrued liabilities               (756)        (32)             --         --           (788)
   Due to/from affiliates, net                               2          (1)             --         (1)            --
                                                      --------       -----       ---------      -----       --------

       Net cash provided by (used in) operating
        activities                                        (517)        150              --         --           (367)
                                                      --------       -----       ---------      -----       --------
Cash Flows from Investing Activities:
 Purchase of acquired business, net of cash acquired   (20,523)         --              --         --        (20,523)
  Purchase of property, and equipment                      (46)         --              --         --            (46)
                                                      --------       -----       ---------      -----       --------
        Net cash used in investing activities          (20,569)         --              --         --        (20,569)
                                                      --------       -----       ---------      -----       --------
Cash Flows from Financing Activities:
 Proceeds from issuance of common stock,
  net of offering and acquisition costs                 27,227          --              --         --         27,227
 Purchase of treasury stock                             (1,800)         --              --         --         (1,800)
                                                      --------       -----       ---------      -----       --------
        Net cash provided by financing activities       25,427          --              --         --         25,427
                                                      --------       -----       ---------      -----       --------

Increase in Cash and Cash Equivalents                    4,341         150              --         --          4,491
                                                      --------       -----       ---------      -----       --------
Cash and Cash Equivalents, beginning of Period              --          --              --         --             --
                                                      --------       -----       ---------      -----       --------

Cash and Cash Equivalents, end of period              $  4,341       $ 150       $      --      $  --       $  4,491
                                                      ========       =====       =========      =====       ========

STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

Statement of Cash Flows
for the Year Ended December 31, 1997 (in thousands)

                                                                                   NON-
                                                        PARENT     GUARANTORS   GUARANTORS   ELIMINATING   CONSOLIDATED
                                                        ------     ----------   ----------   -----------   ------------
Cash Flows from Operating Activities:
 Net Income                                           $  1,787      $ 2,701     $   --        $(2,701)      $  1,787
 Adjustments to reconcile net income to net cash
  provided by (used in) in operating activities:
  Depreciation and amortization                          1,058          788         --             --          1,846
  Interest accretion on note payable                         6          168         --             --            174
  Extraordinary loss on early extinguishment of debt     1,377           --         --             --          1,377
  Change in certain assets and liabilities:
    Accounts receivable, net                            (3,624)      (2,178)        --             --         (5,802)
    Inventories, net                                    (2,063)        (929)        --             --         (2,992)
    Prepaid expenses and other assets                   (1,825)          95         --             --         (1,730)
    Accounts payable and accrued liabilities               845        2,115         --             --          2,960
    Due to/from affiliates, net                           (507)      (2,194)        --          2,701             --
                                                      --------      -------     ------        -------       --------
         Net cash provided by (used in) operating
           activities                                   (2,946)         566         --             --         (2,380)
                                                      --------      -------     ------        -------       --------
Cash Flows from Investing Activities:
 Purchase of property and equipment                       (518)         (64)        --             --           (582)
 Purchase of acquired business, net of
  cash acquired                                        (45,131)         (19)        --             --        (45,150)
                                                      --------      -------     ------        -------       --------
         Net cash investing activities                 (45,649)         (83)        --             --        (45,732)
                                                      --------      -------     ------        -------       --------
Cash Flows from Financing Activities:
 Proceeds from credit facility, net of
  financing costs                                       71,633           --         --             --         71,633
 Payments on long-term debt                            (24,472)        (477)        --             --        (24,949)
                                                      --------      -------     ------        -------       --------
         Net cash provided by (used in) financing
           activities                                   47,161         (477)        --             --         46,684
                                                      --------      -------     ------        -------       --------
Increase (Decrease) in Cash and Cash Equivalents        (1,434)           6         --             --         (1,428)
                                                      --------      -------     ------        -------       --------
Cash and Cash Equivalents, beginning of year             4,341          150         --             --          4,491
                                                      --------      -------     ------        -------       --------
Cash and Cash Equivalents, end of year                $  2,907      $   156     $   --        $    --       $  3,063
                                                      ========      =======     ======        =======       ========

STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES Statement of Cash Flow for the Year Ended December 31, 1998 (in thousands)

                                                                                   NON-
                                                        PARENT     GUARANTORS   GUARANTORS   ELIMINATING   CONSOLIDATED
                                                        ------     ----------   ----------   -----------   ------------
Cash Flows from Operating Activities:
 Net Income                                            $    560     $ 6,015     $  1,305       $(7,320)      $    560
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                           2,993       1,839          355            --          5,187
  Interest accretion on note payable                        159          --           --            --            159
  Extraordinary loss on early extinguishment of debt      1,091          --           --            --          1,091
  Change in certain assets and liabilities:
    Accounts receivable, net                               (195)     (3,217)      (1,226)           --         (4,638)
    Inventories, net                                     (3,997)     (5,329)         738            --         (8,588)
    Prepaid expenses and other assets                    (2,636)        (51)         324            --         (2,363)
    Accounts payable and accrued liabilities             (2,124)      2,641        1,290            --          1,807
    Due to/from affiliates, net                         (16,157)        992        7,845         7,320             --
                                                       --------     -------     --------       -------       --------
          Net cash provided by (used in) operating
            activities                                  (20,306)      2,890       10,631            --         (6,785)
                                                       --------     -------     --------       -------       --------
Cash Flows from Investing Activities:
 Purchase of property, plant and equipment               (1,766)       (174)         (22)           --         (1,962)
 Purchase of acquired business, net of
  cash acquired                                         (62,677)         --           --            --        (62,677)
 Change in other assets                                   2,978      (2,510)      (4,719)           --         (4,251)
                                                       --------     -------     --------       -------       --------
          Net cash provided by used in investing
            activities                                  (61,465)     (2,684)      (4,741)           --        (68,890)
                                                       --------     -------     --------       -------       --------
Cash Flows from Financing Activities:
 Proceeds from credit facility, net of financing costs   47,298          --           --            --         47,298
  Proceeds from bond offering, net of offering costs     96,400          --           --            --         96,400
  Exercise of stock options                               1,163          --           --            --          1,163
  Payments on long-term debt                            (63,130)        (19)      (5,077)           --        (68,226)
                                                       --------     -------     --------       -------       --------
          Net cash provided by (used in) financing
            activities                                   81,731         (19)      (5,077)           --         76,635
                                                       --------     -------     --------       -------       --------
Increase (Decrease) in Cash and Cash Equivalents            (40)        187          813            --            960

Cash and Cash Equivalents, beginning of year              2,907         156           --            --          3,063
                                                       --------     -------     --------       -------       --------
Cash and Cash Equivalents, end of year                 $  2,867     $   343     $    813       $    --       $  4,023
                                                       ========     =======     ========       =======       ========

13.  Restatement

Subsequent to the issuance of the Company's consolidated financial statements for the fiscal years ended December 31, 1997 and 1998, it was determined through an internal investigation that the previously reported results included errors and irregularities in the Body Drench division. Upon examination it was determined revenue for certain Body Drench transactions was improperly recognized when inventory was not shipped to customers. During subsequent periods, certain of the amounts, which were improperly recognized as sales by the Body Drench division, were written-off through the bad debt provision. As a result, the Company has restated previously reported annual results including the 1998 and 1997 financial information set forth herein.

In addition to the Company's investigation, in October 1999, the Securities and Exchange Commission (SEC) issued a Formal Order of Private Investigation (see
Note 15). While management has made all adjustments considered necessary as a result of the investigation into accounting irregularities in the preparation of the restated financial statements for 1998 and 1997, there can be no assurances that additional adjustments will not be required as a result of the SEC investigation. The following statements of operations and balance sheets reconcile previously reported and restated financial information (in thousands, except for per share amounts).

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEAR ENDED
(in thousands)

                                                    DECEMBER 31, 1997         DECEMBER 31, 1998
                                                ------------------------  ------------------------
                                                AS REPORTED  AS RESTATED  AS REPORTED  AS RESTATED
                                                -----------  -----------  -----------  -----------
Net Sales                                         $ 38,108     $ 36,505     $ 90,373     $ 83,366
Cost of Sales                                       16,756       16,756       39,222       38,998
                                                  --------     --------     --------     --------

    Gross profit                                    21,352       19,749       51,151       44,368
                                                  --------     --------     --------     --------

Selling, General and Administrative Expenses        12,201       12,201       32,715       31,619
Centralization and Reengineering Costs                  --           --          422          422
                                                  --------     --------     --------     --------
                                                    12,201       12,201       33,137       32,041
                                                  --------     --------     --------     --------

Income (Loss) from Operations                        9,151        7,548       18,014       12,327
Interest Expense and Other, net                     (1,847)      (1,847)      (9,206)      (9,206)
                                                  --------     --------     --------     --------
Income (Loss) Before Extraordinary Item and
   Income Taxes                                      7,304        5,701        8,808        3,121
Provision for (Benefit from) Income Taxes            3,097        2,537        3,635        1,470
                                                  --------     --------     --------     --------

Income (Loss) Before Extraordinary Item              4,207        3,164        5,173        1,651
Extraordinary Item, net of tax benefit of $882
 and $822                                           (1,377)      (1,377)      (1,091)      (1,091)
                                                  --------     --------     --------     --------

         Net Income (Loss)                        $  2,830     $  1,787     $  4,082     $    560
                                                  ========     ========     ========     ========
Basic Earnings (Loss) per Share:
   Income (loss) before extraordinary item        $   1.07     $   0.80     $   1.28     $   0.41
   Extraordinary item                                 (.35)        (.35)        (.27)        (.27)
                                                  --------     --------     --------     --------

         Net income (loss)                        $   0.72     $   0.45     $   1.01     $   0.14
                                                  ========     ========     ========     ========
         Weighted average shares                     3,949        3,949        4,033        4,033
                                                  ========     ========     ========     ========
Diluted Earnings (Loss) per Share:
   Income (loss) before extraordinary item        $   1.02     $   0.77     $   1.20     $   0.38
   Extraordinary item                                 (.33)        (.34)        (.25)        (.25)
                                                  --------     --------     --------     --------

         Net income (loss)                        $   0.69     $   0.43     $   0.95     $   0.13
                                                  ========     ========     ========     ========
         Weighted average shares diluted             4,113        4,113        4,313        4,313
                                                  ========     ========     ========     ========

CONSOLIDATED BALANCE SHEETS

                                                    DECEMBER 31, 1997         DECEMBER 31, 1998
                                                ------------------------  ------------------------
                                                AS REPORTED  AS RESTATED  AS REPORTED  AS RESTATED
                                                -----------  -----------  -----------  -----------
                                     Assets
Current Assets:
 Cash and cash equivalents                        $  3,063    $   3,063    $   4,023    $   4,023
 Accounts receivable, net of allowance
  for doubtful accounts of $1,032 and $1,786        14,296       12,693       32,326       24,812
 Inventories, net                                   10,951       10,951       25,375       25,599
 Prepaid expenses and other current assets           2,120        2,120        1,791        1,375
                                                  --------    ---------    ---------    ---------
      Total current assets                          30,430       28,827       63,515       55,809

Property and Equipment, net                          2,640        2,640        5,362        5,362
Goodwill and Other Intangibles, net of
 accumulated amortization of $1,375 and $4,749      56,506       56,506      139,566      139,566
Other Assets                                         2,913        2,913       10,755       13,336
                                                  --------    ---------    ---------    ---------
                                                  $ 92,489    $  90,886    $ 219,198    $ 214,073
                                                  ========    =========    =========    =========

                      Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                                 $  7,065    $   6,505    $  12,668    $  12,108
 Accrued liabilities                                 3,670        3,670       10,367       10,367
 Current portion of long-term debt and other         5,647        5,647        2,768        2,768
                                                  --------    ---------    ---------    ---------
      Total current liabilities                     16,382       15,822       25,803       25,243
                                                  --------    ---------    ---------    ---------

Deferred Income Taxes                                  162          162       19,216       19,216
Long-Term Debt and Other, less current portion      47,377       47,377      140,366      140,366
                                                  --------    ---------    ---------    ---------
Commitments and Contingencies

Stockholders' Equity:
 Preferred stock                                        --           --           --           --
 Common stock                                            1            1            1            1
 Additional paid-in capital                         27,875       27,875       29,038       29,038
 Retained earnings                                   2,492        1,449        6,574        2,009
 Treasury stock                                     (1,800)      (1,800)      (1,800)      (1,800)
                                                  --------    ---------    ---------    ---------
      Total stockholders' equity                    28,568       27,525       33,813       29,248
                                                  --------    ---------    ---------    ---------

                                                  $ 92,489    $  90,886    $ 219,198    $ 214,073
                                                  ========    =========    =========    =========

14.  Unaudited Quarterly Financial Data

During 1997 and 1998, the Company recorded transactions in the Body Drench division that require restatement (see Note 13).

                                      1998
                                                   FIRST QUARTER            SECOND QUARTER
                                             ------------------------  ------------------------
                                             AS REPORTED  AS RESTATED  AS REPORTED  AS RESTATED
                                             -----------  -----------  -----------  -----------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net Sales                                       $16,225     $ 14,073     $19,074     $ 16,795
Gross Profit (a)                                  9,183        7,488      10,624        8,895
Selling, General and Administrative Expenses      5,395        5,395       6,514        6,514
Income from Operations                            3,788        2,093       4,110        2,381
Net Income (Loss) before Extraordinary Item       1,439         (256)      1,565         (164)
Extraordinary Item, net                              --           --       1,091        1,091
Net Income (Loss)                                 1,439         (256)        474       (1,255)
Diluted EPS before Extraordinary Item           $  0.34     $  (0.06)    $  0.36     $  (0.04)
Diluted EPS after Extraordinary Item               0.34        (0.06)       0.11        (0.28)


                                                  THIRD QUARTER            FOURTH QUARTER
                                             ------------------------  ------------------------
                                             AS REPORTED  AS RESTATED  AS REPORTED  AS RESTATED
                                             -----------  -----------  -----------  -----------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net Sales                                       $26,539     $ 25,400     $28,535     $ 27,098
Gross Profit (a)                                 15,001       14,195      16,343       13,790
Selling, General and Administrative Expenses      9,689        9,689      11,117       10,021
Income from Operations                            5,312        4,506       4,804        3,347
Net Income before Extraordinary Item              1,243          437         926        1,634
Extraordinary Item                                   --           --          --           --
Net Income                                        1,243          437         926        1,634
Diluted EPS before extraordinary item           $  0.29     $   0.10     $  0.23     $   0.40
Diluted EPS after extraordinary item               0.29         0.10        0.23         0.40

----------
(a) Management has estimated the gross margin for the Body Drench division on an interim basis for the restated quarters.

                                      1997
                                                   FIRST QUARTER            SECOND QUARTER
                                             ------------------------  ------------------------
                                             AS REPORTED  AS RESTATED  AS REPORTED  AS RESTATED
                                             -----------  -----------  -----------  -----------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net Sales                                       $ 7,479     $ 7,479      $  7,437      $  7,093
Gross Profit                                      4,245       4,245         4,191         3,994
Selling, General and Administrative Expenses      2,398       2,398         2,333         2,333
Income from Operations                            1,847       1,847         1,858         1,661
Net Income before Extraordinary Item              1,054       1,054         1,031           834
Extraordinary Item                                   --          --            --            --
Net Income                                        1,054       1,054         1,031           834
Diluted EPS before Extraordinary Item           $  0.26     $  0.26      $   0.25      $   0.20
Diluted EPS after Extraordinary Item               0.26        0.26          0.25          0.20


                                                  THIRD QUARTER            FOURTH QUARTER
                                             ------------------------  ------------------------
                                             AS REPORTED  AS RESTATED  AS REPORTED  AS RESTATED
                                             -----------  -----------  -----------  -----------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net Sales                                       $10,669     $10,210      $ 12,523      $ 11,723
Gross Profit                                      5,802       5,480         7,114         6,030
Selling, General and Administrative Expenses      3,574       3,574         3,896         3,896
Income from Operations                            2,228       1,906         3,218         2,134
Net Income before Extraordinary Item                828         506         1,294           770
Extraordinary Item                                   --          --         1,377         1,377
Net Income (Loss) Net                               828         506           (83)         (607)
Diluted EPS before Extraordinary Item           $  0.20     $  0.12      $   0.31      $   0.19
Diluted EPS after Extraordinary Item               0.20        0.12         (0.02)        (0.15)


15.  Subsequent Events

     a.   Litigation

     During the period from December 1999 to January 2000, four class action lawsuits were filed on behalf of certain shareholders against the Company and certain of its present and former officers alleging violations of the federal securities laws. The complaints allege that the defendants reported increasing sales and earnings before interest, taxes, depreciation and amortization which caused the Company's stock to trade at artificially inflated levels and allowed the Company to complete a $100 million senior subordinated notes offering. The complaints further allege that as a result of announcements made by the Company of errors and irregularities in previously issued financial statements, trading of the Company's stock was halted and the stock was delisted by Nasdaq. If the Company is unable to settle this matter with the plaintiffs within a reasonable amount of time, then the Company intends to defend this matter vigorously.

     A former employee of Ft. Pitt Acquisition, Inc. is suing the Company for breach of contract for an employment agreement and non-competition in place at the time of the acquisition. The employment agreement requires accelerated payments in the event of a change in control at Ft. Pitt Acquisition, Inc. The Company's acquisition of Ft. Pitt Acquisition, Inc. is alleged to constitute a change of control. The alleged payment due to the former employee is $1.7 million. The Company believes that the agreements were not properly approved by the board of directors of Ft. Pitt Acquisition, Inc. and not executed. In addition, the Company believes the former employee did not perform under the employment agreement. The Company intends to defend this matter vigorously.

     Four minority interest shareholders of Ft. Pitt Acquisition, Inc. filed separate complaints against the former majority shareholders and the Company for not accepting an offer from Graham Webb Company to buy all of the shares of Ft. Pitt Acquisition, Inc., but rather accepting an offer from the Company. In addition, the minority shareholders allege that the Company did not allow the minority shareholders to sell to the Company. The minority shareholders allege these actions by the Company and the former majority shareholders cause them to incur losses. The minority shareholders are seeking damages of approximately $5.3 million. The Company is defending all of these allegations vigorously and is not participating in any settlement discussions at this time.

     A former manufacturer, Amole Incorporated (Amole) assigned receivables (including amounts owed from Body Drench to Amole) to Comerica Bank. Comerica Bank filed a claim against the Company for collection of outstanding receivables in the amount of approximately $1.1 million. The Company filed a counterclaim in the amount of approximately $1 million against Amole for breach of contract, negligence, false representation, negligent representation, various breaches of warranty and indemnification. Prior to Comerica Bank seizing the assets of Amole, Body Drench had several complaints regarding changes in product manufactured by Amole for Body Drench. In accordance with the Exclusive Manufacturing Agreement, Amole is prohibited from making changes in the product. The case is scheduled for discovery in fall 2000. The Company intends to defend this matter vigorously.

     Panint (U.S.) Ltd. and Panint Electric Limited filed a lawsuit against the Company for breach of certain purchase contracts and are seeking payment of approximately $994,000. The Company has responded to the allegations and counterclaims that the products received from the plaintiff were defective and caused the Company lost sales and damage to reputation amongst other unfavorable reactions. The Company intends to defend this matter vigorously.

     b.   SEC Investigation

     On September 15, 1999 the SEC served the Company a voluntary request for production of documents. Subsequently, on October 29, 1999, the SEC issued a Formal Order of Private Investigation. The Company is cooperating with the SEC in its investigation and simultaneously negotiating a settlement. The Company cannot predict the term of such investigation or its potential outcome.

     c.   Credit Agreements

     On June 22, 1999, the Company entered into a $90 million Senior Secured Revolving Credit Facility (the "GE Credit Facility") with General Electric Capital Corporation. Proceeds from the GE Credit Facility were used to repay amounts outstanding under the 1998 Credit Facility. The GE Credit Facility is collateralized by substantially all of the assets of the Company. In November, 1999, the Company defaulted on the GE Credit Facility due to non compliance with certain financial and non-financial covenants.

     Additionally, the Company did not make the required interest payment on July 1, 2000 to the Noteholders of the Notes. On June 28, 2000 an agreement was reached with 81% of the Noteholders to convert all $100.0 million of the Notes into 90% of the equity of the Company. The agreement, which as amended is effective through January 1, 2001, includes a provision that allows the Company to effect a debt for equity exchange through a pre-negotiated plan of reorganization if the Company is not able to secure consents from the remaining 19% of the Noteholders. There can be no assurance that the lenders will continue to grant waivers. The Company does not currently have alternative financing to meet its obligations as they come due.

     d.   Bankruptcy

     During 1999, the Company recorded a net loss of $51.9 million and continued to experience negative operating results in 2000. As a result, the Company filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code on August 31, 2000.

     In connection with the audit of the 1999 financial statements, the Company's independent public accountants issued their report dated October 18, 2000, which expressed significant doubt about the ability of the Company to continue as a going concern.

     e.   Sale of One Touch and Clean + Easy

     In January 2000, the Company sold certain assets and liabilities of Clean + Easy and One Touch and entered into a 2 year consulting agreement with the buyer for a total of $26.5 million in cash. The Company recorded a pre-tax gain of $4.3 million and deferred $2.4 million to be earned over the two year life of the consulting agreement.

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

                            GENA LABORATORIES, INC.

                            STATEMENTS OF OPERATIONS

                                                                                              FOR THE PERIOD
                                                            FOR THE YEARS ENDED               MARCH 1, 1996
                                                 ------------------------------------------         TO
                                                 FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 29,    NOVEMBER 26,
                                                     1994           1995           1996            1996
                                                  ----------     ----------     ----------      ----------
NET SALES                                         $6,426,416     $7,523,751     $8,384,092      $6,707,727
COST OF SALES                                      3,280,046      4,163,395      4,818,786       3,900,347
                                                  ----------     ----------     ----------      ----------
GROSS PROFIT                                       3,146,370      3,360,356      3,565,306       2,807,380
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       2,744,363      2,963,926      3,033,409       1,983,650
                                                  ----------     ----------     ----------      ----------
INCOME FROM OPERATIONS                               402,007        396,430        531,897         823,730
OTHER INCOME AND (EXPENSE), net                       35,092        (35,282)       (30,480)          2,225
                                                  ----------     ----------     ----------      ----------
INCOME BEFORE PROVISION FOR INCOME TAXES             437,099        361,148        501,417         825,955
PROVISION FOR INCOME TAXES                           158,613        129,606        184,790         297,344
                                                  ----------     ----------     ----------      ----------
NET INCOME                                        $  278,486     $  231,542     $  316,627      $  528,611
                                                  ==========     ==========     ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                            GENA LABORATORIES, INC

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                              COMMON STOCK     ADDITIONAL                    TOTAL
                                            ----------------    PAID-IN      RETAINED    STOCKHOLDERS'
                                            SHARES   AMOUNT     CAPITAL      EARNINGS       EQUITY
                                            ------   -------   ----------   ----------   -------------
BALANCE AT FEBRUARY 28, 1993                2,000    $10,000    $88,303     $1,687,828    $1,786,131
  Net income                                   -          -          -         278,486       278,486
  Net change in unrealized holding loss        -          -          -           1,006         1,006
                                            -----    -------    -------     ----------    ----------
BALANCE AT FEBRUARY 28, 1994                2,000     10,000     88,303      1,967,320     2,065,623
  Net income                                   -          -          -         231,542       231,542
  Net change in unrealized holding loss        -          -          -         (22,205)      (22,205)
                                            -----    -------    -------     ----------    ----------
BALANCE AT FEBRUARY 28, 1995                2,000     10,000     88,303      2,176,657     2,274,960
  Net income                                   -          -          -         316,627       316,627
  Net change in unrealized holding loss        -          -          -          31,501        31,501
                                            -----    -------    -------     ----------    ----------
BALANCE AT FEBRUARY 29, 1996                2,000     10,000     88,303      2,524,785     2,623,088
  Net income for the period March 1, 1996
     to November 26, 1996                      -          -          -         528,611       528,611
  Distributions to stockholders                -          -          -        (513,000)     (513,000)
                                            -----    -------    -------     ----------    ----------
BALANCE AT NOVEMBER 26, 1996                2,000    $10,000    $88,303     $2,540,396    $2,638,699
                                            =====    =======    =======     ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                            GENA LABORATORIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                                           FOR THE PERIOD
                                                                          FOR THE YEARS ENDED               MARCH 1, 1996
                                                               ------------------------------------------        TO
                                                               FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 29,    NOVEMBER 26,
                                                                   1994           1995           1996            1996
                                                                ---------      ---------      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                     $ 278,486      $ 231,542      $ 316,627      $ 528,611
 Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation and amortization                                   114,021        155,185        168,685         37,939
  Loss on sale of securities on fixed Assets                           --         32,513             --             --
  Decrease (increase) in accounts Receivable                       38,647       (157,714)      (102,407)        90,671
  Decrease (increase) in inventory                                (14,638)      (118,638)      (248,353)       (24,975)
  Decrease (increase) in other assets                              80,863        (30,814)       (51,449)      (228,444)
  (Decrease) increase in accounts payable and
   accrued liabilities                                           (122,813)       210,426        (51,360)        14,157
                                                                ---------      ---------      ---------      ---------
        Net cash provided by (used in) operating activities       374,566        322,500         31,743        417,959
                                                                ---------      ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                           (331,996)       (23,648)       (25,200)       (11,886)
  Cost incurred to acquire new businesses                        (180,213)      (140,000)            --             --
  Proceeds from sale of investments                                    --             --             --         46,500
                                                                ---------      ---------      ---------      ---------
        Net cash provided by (used in) investing activities      (512,209)      (163,648)       (25,200)        34,614
                                                                ---------      ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments of) long-term debt, Net                 178,585       (136,668)      (146,224)      (137,098)
  Distributions to stockholders                                        --             --             --       (513,000)
                                                                ---------      ---------      ---------      ---------
        Net cash provided by (used in) financing activities       178,585       (136,668)      (146,224)      (650,098)
                                                                ---------      ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH                                    40,942         22,184       (139,681)      (197,525)
CASH AND CASH EQUIVALENTS, beginning of Period                    327,199        368,141        390,325        250,644
                                                                ---------      ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                        $ 368,141      $ 390,325      $ 250,644      $  53,119
                                                                =========      =========      =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                 $   8,325      $  54,401      $  43,259      $  23,871
                                                                =========      =========      =========      =========
  Income taxes paid                                             $ 137,580      $ 127,609      $ 232,417      $ 195,860
                                                                =========      =========      =========      =========
FIXED ASSETS AND NEW BUSINESSES ACQUIRED THROUGH
  FINANCING TRANSACTIONS                                        $ 528,449      $  24,911      $      --      $      --
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

     Inventories consist of the following:

                                                   FEBRUARY 28,    FEBRUARY 29,
                                                       1995            1996
                                                     --------       ----------
Raw materials and work-in-process                    $675,735       $  849,582
Finished goods                                        289,600          364,106
                                                     --------       ----------
                                                     $965,335       $1,213,688
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

(4)  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                                  FEBRUARY 28,    FEBRUARY 29,
                                                      1995            1996
                                                   ----------      ----------
Land                                               $  150,000      $  150,000
Factory equipment                                     407,427         431,832
Computers                                              43,030          43,825
Furniture, fixtures and autos                         108,875         108,875
Building and leasehold improvements                   567,332         567,332
                                                   ----------      ----------
                                                    1,276,664       1,301,864
Less: Accumulated depreciation                       (392,026)       (471,771)
                                                   ----------      ----------
                                                   $  884,638      $  830,093
                                                   ==========      ==========

(5)  LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                    FEBRUARY 28,    FEBRUARY 29,
                                                        1995            1996
                                                      --------        --------
Unsecured note payable, bearing interest at
  prime (8.25% at February 29, 1996),
  unpaid balance due by November 1996                 $123,529        $ 52,942
Various notes payable, bearing interest from
  7.5% to 8.0%, maturing through 1998                   96,713          53,824
                                                      --------        --------
                                                       220,242         106,766
Less: Current maturities                               (96,056)        (95,248)
                                                      --------        --------
                                                      $124,186        $ 11,518
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

     The components of the income tax provision consist of the following:

                                                                                 FOR THE PERIOD
                                             FOR THE YEARS ENDED                 MARCH 1, 1996
                                 --------------------------------------------          TO
                                 FEBRUARY 28,    FEBRUARY 28,    FEBRUARY 29,     NOVEMBER 26,
                                     1994            1995            1996             1996
                                   --------        --------        --------         --------
Current:
  Federal                          $134,927        $139,468        $208,499         $303,501
  State                              18,699          19,329          28,896           42,054
                                   --------        --------        --------         --------
                                    153,626         158,797         237,395          345,555
Deferred provision (benefit)          4,987         (29,191)        (52,605)         (48,211)
                                   --------        --------        --------         --------
  Provision for income taxes       $158,613        $129,606        $184,790         $297,344
                                   ========        ========        ========         ========

     The components of deferred taxes are as follows:

                                                 FEBRUARY 28,    FEBRUARY 29,
                                                     1995            1996
                                                   --------        --------
Deferred tax assets:
  Inventory reserve                                $  6,707        $  8,376
  Uniform inventory cost capitalization              50,233          62,739
  Capital losses in excess of capital gains           1,544          10,362
  Allowance for doubtful accounts                    44,492          50,314
  Amortization                                       15,773          38,586
                                                   --------        --------
          Total gross deferred tax assets           118,749         170,377
                                                   --------        --------
Deferred tax liabilities:
  Depreciation                                      (19,694)        (18,717)
                                                   --------        --------
          Total gross deferred tax liabilities      (19,694)        (18,717)
                                                   --------        --------
          Net deferred tax asset                   $ 99,055        $151,660
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

     The total of the related party note payable is as follows:

                                                    FEBRUARY 28,    FEBRUARY 29,
                                                        1995            1996
                                                      --------        --------
Total shareholder note payable                        $375,035        $342,287
  Less: Current maturities                             (32,571)        (34,929)
                                                      --------        --------
Shareholder note payable, net of current portion      $342,464        $307,358
                                                      ========        ========

     Principal maturities related to this loan are as follows:

         YEAR ENDING
         FEBRUARY 28,                        TOTAL
         ------------                       -------
         1997                              $ 34,929
         1998                                37,454
         1999                                40,162
         2000                                43,065
         2001                                46,178
         Thereafter                         140,499
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

                                  BODY DRENCH
                    (A DIVISION OF DESIGNS BY NORVELL, INC.)

                            STATEMENTS OF OPERATIONS


                                                                                         FOR THE PERIOD
                                                     YEARS ENDED DECEMBER 31,           JANUARY 1, 1996
                                              --------------------------------------          TO
                                                 1993         1994          1995       NOVEMBER 26, 1996
                                              ----------   -----------   -----------   -----------------
NET SALES                                     $6,653,488   $11,138,369   $11,871,171       $9,642,980
COST OF SALES                                  4,039,843     6,342,770     6,426,775        5,867,104
                                              ----------   -----------   -----------       ----------
GROSS PROFIT                                   2,613,645     4,795,599     5,444,396        3,775,876
SELLING, GENERAL
  AND ADMINISTRATIVE EXPENSES                  2,054,919     4,075,756     4,883,265        4,004,728
                                              ----------   -----------   -----------       ----------
INCOME FROM OPERATIONS                           558,726       719,843       561,131         (228,852)
                                              ----------   -----------   -----------       ----------
INTEREST EXPENSE                                  30,159            --        87,585               --
                                              ----------   -----------   -----------       ----------
INCOME BEFORE PROVISION FOR INCOME TAXES         528,567       719,843       473,546         (228,852)
PROVISION (BENEFIT) FOR INCOME TAXES             200,855       273,540       179,947          (91,541)
                                              ----------   -----------   -----------       ----------
NET INCOME (LOSS)                             $  327,712   $   446,303   $   293,599       $ (137,311)
                                              ==========   ===========   ===========       ==========

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

                                  BODY DRENCH
                    (A DIVISION OF DESIGNS BY NORVELL, INC.)

                            STATEMENTS OF CASH FLOWS

                                                                                      FOR THE
                                                                                       PERIOD
                                                      FOR THE YEARS ENDED            JANUARY 1,
                                                         DECEMBER 31,                 1996 TO
                                              -----------------------------------   NOVEMBER 26,
                                                1993         1994         1995          1996
                                              ---------   -----------   ---------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $ 327,712   $   446,303   $ 293,599   $  (137,311)
  Adjustments to reconcile net income
    (loss) to net cash used in operating
     activities --
     Depreciation                                67,244        36,619      51,752        94,963
  Changes in operating assets and
     liabilities:
     Accounts receivable, net                   (49,548)   (1,099,273)    161,082       274,164
     Inventories                               (224,184)   (2,024,887)    (25,873)           -
     Other, net                                  (5,127)        2,084    (145,561)    1,167,937
     Accounts payable                           516,725       783,427     670,683       158,304
     Accrued expenses                           177,767        33,284     (38,733)     (258,849)
                                              ---------   -----------   ---------   -----------
          Net cash provided by (used in)
            operating activities                810,589    (1,822,443)    966,949     1,299,208
                                              ---------   -----------   ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                        (62,436)      (53,666)   (200,498)      (12,502)
                                              ---------   -----------   ---------   -----------
          Net cash provided by (used in)
            investing activities                (62,436)      (53,666)   (200,498)      (12,502)
                                              ---------   -----------   ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                     -        651,953    (377,143)       25,004
  Net payments to/receipts from parent         (748,153)    1,224,156    (389,308)   (1,311,710)
                                              ---------   -----------   ---------   -----------
          Net cash provided by (used in)
            financing activities               (748,153)    1,876,109    (766,451)   (1,286,706)
                                              ---------   -----------   ---------   -----------
NET CHANGE IN CASH                                   --            --          --            --
                                              ---------   -----------   ---------   -----------
CASH, beginning of period                            --            --          --            --
                                              ---------   -----------   ---------   -----------
CASH, end of period                           $      --   $        --    $     --   $        --
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

     Inventory

     Inventory is valued at the lower of cost or market. Cost is determined using the first-in, first-out method.

     The components of inventories are summarized as follows:

                                                         1994          1995
                                                      ----------    ----------
Raw materials and work-in-process                     $1,675,601    $1,583,372
Finished goods                                         1,377,182     1,495,284
                                                      ----------    ----------
                                                      $3,052,783    $3,078,656
                                                      ==========    ==========

(3)  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                                         1994         1995
                                                       ---------    ---------
Factory equipment                                      $ 134,880    $ 178,405
Computer equipment                                       243,647      394,026
Furniture and fixtures                                    34,594       41,188
                                                       ---------    ---------
                                                         413,121      613,619
Less -- Accumulated depreciation                        (245,424)    (297,176)
                                                       ---------    ---------
                                                       $ 167,697    $ 316,443
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

     Future minimum payments under noncancelable operating leases with terms in excess of one year are as follows:

          December 31,
          ------------
          1996             $79,455
          1997              50,423
          1998              41,067
          1999               2,333

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

                                        /s/ ARTHUR ANDERSEN LLP

Phoenix, Arizona,
  March 21, 1997.

                           JDS MANUFACTURING CO., INC.

                                 BALANCE SHEETS

                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1995             1996
                                                                --------         --------
                                           ASSETS
CURRENT ASSETS:
  Cash                                                          $ 57,397         $ 85,260
  Accounts receivable, net of allowance for doubtful
     accounts of $10,000, and $15,000, respectively              329,965          313,405
  Inventory                                                      264,347          209,140
  Prepaid expenses                                                11,861            4,716
                                                                --------         --------
          Total current assets                                   663,570          612,521
                                                                --------         --------
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
  $100,031, and $114,660, respectively                            30,292           19,157
OTHER ASSETS                                                     102,934          136,404
                                                                --------         --------
                                                                $796,796         $768,082
                                                                ========         ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                              $196,309         $152,938
  Accrued expenses                                                53,740           81,411
                                                                --------         --------
          Total current liabilities                              250,049          234,349
                                                                --------         --------
NOTES PAYABLE TO RELATED PARTIES                                 516,200          434,210
                                                                --------         --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $10 par value, 10,000 shares authorized,
     1,000 shares issued and outstanding                          10,000           10,000
  Retained earnings                                               20,547           89,523
                                                                --------         --------
          Total stockholders' equity                              30,547           99,523
                                                                --------         --------
          Total liabilities and stockholders' equity            $796,796         $768,082
                                                                ========         ========

               The accompanying notes to financial statements are
                    an integral part of these balance sheets.

                          JDS MANUFACTURING CO., INC.

                            STATEMENTS OF OPERATIONS

                                                                                    FOR THE PERIOD
                                                                                    OCTOBER 1, 1996
                                              FOR THE YEARS ENDED SEPTEMBER 30,           TO
                                             ------------------------------------    NOVEMBER 26,
                                                1994         1995         1996           1996
                                             ----------   ----------   ----------   ---------------
SALES                                        $3,577,779   $3,367,599   $3,113,682      $613,142
COST OF SALES                                 1,651,965    1,550,155    1,407,128       275,513
                                             ----------   ----------   ----------      --------
          Gross profit                        1,925,814    1,817,444    1,706,554       337,629

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                    1,981,928    1,843,871    1,614,505       257,784
                                             ----------   ----------   ----------      --------
          Income (loss) from operations         (56,114)     (26,427)      92,049        79,845

OTHER INCOME, net                                44,191       41,951       35,272         1,263
                                             ----------   ----------   ----------      --------
INCOME (LOSS) BEFORE PROVISION FOR INCOME
  TAXES                                         (11,923)      15,524      127,321        81,108
PROVISION FOR INCOME TAXES                        4,571        6,950       58,345        35,688
                                             ----------   ----------   ----------      --------
NET INCOME (LOSS)                            $  (16,494)  $    8,574   $   68,976      $ 45,420
                                             ==========   ==========   ==========      ========

   The accompanying notes are an integral part of these financial statements.

                           JDS MANUFACTURING CO., INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        COMMON STOCK
                                                      -----------------    RETAINED
                                                      SHARES    AMOUNT     EARNINGS     TOTAL
                                                      ------    -------    --------    --------
BALANCE, September 30, 1993                           1,000     $10,000    $ 28,467    $ 38,467
  Net loss                                               -           -      (16,494)    (16,494)
                                                      -----     -------    --------    --------
BALANCE, September 30, 1994                           1,000      10,000      11,973      21,973
  Net income                                             -           -        8,574       8,574
                                                      -----     -------    --------    --------
BALANCE, September 30, 1995                           1,000      10,000      20,547      30,547
  Net income                                             -           -       68,976      68,976
                                                      -----     -------    --------    --------
BALANCE, September 30, 1996                           1,000      10,000      89,523      99,523
  Net income, for the period October 1, 1996 to
     November 26, 1996                                   -           -       45,420      45,420
                                                      -----     -------    --------    --------
BALANCE, November 26, 1996                            1,000     $10,000    $134,943    $144,943
                                                      =====     =======    ========    ========

   The accompanying notes are an integral part of these financial statements.

                           JDS MANUFACTURING CO., INC.

                            STATEMENTS OF CASH FLOWS

                                                                                     FOR THE PERIOD
                                                                                       OCTOBER 1, 1996
                                                   FOR THE YEARS ENDED SEPTEMBER 30,         TO
                                                  -----------------------------------   NOVEMBER 26,
                                                    1994         1995         1996          1996
                                                  ---------    ---------    ---------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $(16,494)    $  8,574     $ 68,976      $  45,420
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
   Depreciation                                     18,735       15,661       14,628          1,439
   Decrease (increase) in accounts Receivable       (4,438)      89,139       16,560       (172,645)
   Decrease (increase) in inventory                 14,441      (34,089)      55,207         47,329
   Decrease (increase) in other assets             (33,786)     (35,112)     (26,325)       (19,756)
   Increase (decrease) in accounts payable
     and accrued expenses                            4,263      (47,256)     (15,700)        57,480
                                                  --------     --------     --------      ---------
        Net cash provided by (used in)
         operating activities                      (17,279)      (3,083)     113,346        (40,733)
                                                  --------     --------     --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                             (10,582)      (8,203)      (3,493)        (1,912)
                                                  --------     --------     --------      ---------
        Net cash used in investing Activities      (10,582)      (8,203)      (3,493)        (1,912)
                                                  --------     --------     --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments to) shareholder
   notes payable, net                               24,012       (5,692)     (81,990)       (14,748)
                                                  --------     --------     --------      ---------
        Net cash provided by (used in)
         financing activities                       24,012       (5,692)     (81,990)       (14,748)
                                                  --------     --------     --------      ---------
NET INCREASE (DECREASE) IN CASH                     (3,849)     (16,978)      27,863        (57,393)
CASH, beginning of period                           78,224       74,375       57,397         85,260
                                                  --------     --------     --------      ---------
CASH, end of period                               $ 74,375     $ 57,397     $ 85,260      $  27,867
                                                  ========     ========     ========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                $ 36,134     $ 35,589     $ 39,030      $      -
                                                  ========     ========     ========      =========
     Income taxes paid                            $  4,090     $  4,571     $  7,000      $  53,896
                                                  ========     ========     ========      =========
EXCHANGE OF OTHER ASSET FOR REDUCTION IN
  SHAREHOLDER NOTES PAYABLE                       $     -      $     -      $     -       $ 136,404
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

     Inventories consist of the following:

                                             SEPTEMBER 30,    SEPTEMBER 30,
                                                 1995             1996
                                               --------         --------
Raw material and work-in process               $ 31,722         $ 25,097
Finished goods                                  232,625          184,043
                                               --------         --------
                                               $264,347         $209,140
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

                                        /s/ ARTHUR ANDERSEN LLP

Phoenix, Arizona,
  March 21, 1997.

                          KOTCHAMMER INVESTMENTS, INC.

                                  BALANCE SHEET

                                                              DECEMBER 31,
                                                                  1995
                                                               ---------
                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                    $  96,364
  Accounts receivable                                            136,971
  Inventory, net                                                 403,730
  Prepaid expenses and other                                      21,799
                                                               ---------
          Total current assets                                   658,864
                                                               ---------
PROPERTY AND EQUIPMENT, net                                       75,472
OTHER ASSETS                                                       1,026
                                                               ---------
                                                               $ 735,362
                                                               =========
                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                             $  14,015
  Accrued expenses                                               121,183
  Line of credit                                                 215,000
  Current portion of notes payable to shareholders               270,000
                                                               ---------
          Total current liabilities                              620,198
                                                               ---------
NOTES PAYABLE TO SHAREHOLDERS, net of current portion            340,000
                                                               ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Common stock, $20 par value, 2,500 shares authorized,
     2,500 shares issued and outstanding                          50,000
  Retained deficit                                              (274,836)
                                                               ---------
          Total stockholders' deficit                           (224,836)
                                                               ---------
          Total liabilities and stockholders' deficit          $ 735,362
                                                               =========

               The accompanying notes to financial statements are
                     an integral part of this balance sheet.

                          KOTCHAMMER INVESTMENTS, INC.

                            STATEMENTS OF OPERATIONS


                                                                FOR THE PERIOD
                                                  FOR THE       JANUARY 1, 1996
                                                 YEAR ENDED           TO
                                                DECEMBER 31,     NOVEMBER 26,
                                                    1995             1996
                                                 ----------       ----------

NET SALES                                        $1,557,709       $1,248,460
COST OF SALES                                       711,925          585,704
                                                 ----------       ----------
      Gross profit                                  845,784          662,756
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        891,146          590,800
                                                 ----------       ----------
      Income (loss) from operations                 (45,362)          71,956
INTEREST EXPENSE AND OTHER, net                     (89,557)         (74,250)
                                                 ----------       ----------
NET LOSS                                         $ (134,919)      $   (2,294)
                                                 ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                          KOTCHAMMER INVESTMENTS, INC.

                      STATEMENTS OF STOCKHOLDERS' DEFICIT


                                   COMMON STOCK                        TOTAL
                                 -----------------    RETAINED     STOCKHOLDERS'
                                 SHARES    AMOUNT     EARNINGS        DEFICIT
                                 ------    -------    ---------    -------------

BALANCE, December 31, 1994       2,500     $50,000    $(139,917)     $ (89,917)
  Net loss                          -           -      (134,919)      (134,919)
                                 -----     -------    ---------      ---------
BALANCE, December 31,1995        2,500      50,000     (274,836)      (224,836)
  Net loss                          -           -        (2,294)        (2,294)
                                 -----     -------    ---------      ---------
BALANCE, November 26, 1996       2,500     $50,000    $(277,130)     $(227,130)
                                 =====     =======    =========      =========

   The accompanying notes are an integral part of these financial statements.

                          KOTCHAMMER INVESTMENTS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                 For the Period
                                                                  For the       January 1, 1996
                                                                 Year Ended            to
                                                                December 31,      November 26,
                                                                    1995              1996
                                                                ------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $(134,919)        $  (2,294)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation                                                      23,436            19,203
  Decrease (increase) in accounts receivable                        43,004           (19,111)
  Decrease (increase) in inventory                                 (45,278)           51,566
  Decrease in prepaids and other assets                             63,372             6,502
  Increase (decrease) in accounts payable and accrued
     Liabilities                                                   (43,234)           89,960
                                                                 ---------         ---------
          Net cash provided by (used in) operating Activities      (93,619)          145,826
                                                                 ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                             (17,215)               -
                                                                 ---------         ---------
          Net cash used in investing activities                    (17,215)               -
                                                                 ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments to) shareholder notes payable, Net       100,000                -
  Proceeds from (payments to) line of credit, net                   (5,000)         (215,000)
                                                                 ---------         ---------
          Net cash (used in) provided by financing Activities       95,000          (215,000)
                                                                 ---------         ---------
NET DECREASE IN CASH                                               (15,834)          (69,174)
CASH, beginning of period                                          112,198            96,364
                                                                 ---------         ---------
CASH, end of period                                              $  96,364         $  27,190
                                                                 =========         =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                  $  72,916         $      -
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

(3)  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                                        USEFUL LIFE      1995
                                                        -----------    --------

Machinery and equipment                                   5 years      $ 76,803
Furniture and fixtures                                    7 years        22,458
Computer equipment                                        5 years        16,652
                                                                       --------
                                                                        115,913
Less -- Accumulated depreciation                                        (40,441)
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

(5)  NOTES PAYABLE TO SHAREHOLDERS:

     Notes payable to shareholders consisted of the following:

                                                              DECEMBER 31,
                                                                  1995
                                                              ------------
Note payable dated December 8, 1993, interest at a bank's
  reference rate plus 1.25% (11% at December 31, 1995),
  maturing January 15, 2004                                    $ 120,000
Note payable dated December 8, 1993, interest at a bank's
  reference rate plus 1.25% (11% at December 31, 1995),
  maturing January 15, 2004                                      120,000
Note payable dated December 8, 1993, interest at a bank's
  reference rate plus 1.25% (11% at December 31, 1995),
  maturing January 31, 2004                                      270,000
Note payable dated May 3, 1995, interest at a bank's
  reference rate plus 1.25% (11% at December 31, 1995),
  maturing January 31, 2004                                       70,000
Note payable dated June 5, 1995, interest at a bank's
  reference rate plus 1.25% (11% at December 31, 1995),
  maturing January 31, 2004                                       30,000
                                                               ---------
                                                                 610,000
Less current maturities                                         (270,000)
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

                                                                     SCHEDULE II

Styling Technology Corporation and Subsidiaries
Valuation and Qualifying Accounts
At December 31,

                                              1996         1997          1998
                                              ----       -------        -------
                                                      (in thousands)

Allowance for Doubtful accounts:
Balance at beginning of year                  $ --       $   427        $ 1,032
Provision                                      427           710          1,614
Write-offs                                      --          (105)          (860)
                                              ----       -------        -------

Balance at end of year                        $427       $ 1,032        $ 1,786
                                              ====       =======        =======

EXHIBIT NO.                              EXHIBIT INDEX
-----------                              -------------
3.1                 First Amended and Restated  Certificate of  Incorporation of
                    the Registrant
3.2                 Certificate of Amendment of Certificate of Incorporation(1)
3.3                 Bylaws of the Registrant(1)
4.1                 Specimen of Stock Certificate(1)
4.2                 Specimen of Redeemable Common Stock Warrant(1)
4.3                 Form of Warrant issued to Credit Agricole Indosuez(2)
4.4                 Form of Warrant issued to Bank Boston N.A.(3)
4.5                 Indenture  dated  as of June  23,  1998,  by and  among  the
                    Company,  the  Guarantors  Signatories  thereto,  and  State
                    Street Bank and Trust Company of California, N.A.(4)
4.6                 Form of Global Notes(4)
4.8                 Rights Agreement,  dated February 23, 1999,  between Styling
                    Technology  Corporation and American  Securities  Transfer &
                    Trust Inc.,  as Rights  Agent,  together  with the following
                    exhibits   thereto:   Exhibit   A-Form  of   Certificate  of
                    Designation of Series A Junior Participating Preferred Stock
                    of Styling Technology  Corporation;  Exhibit B-Form of Right
                    Certificate;  Exhibit C --  Summary  of  Rights to  Purchase
                    Shares   of   Preferred   Stock   of   Styling    Technology
                    Corporation.(5)
10.5                Employment   Agreement   between   Registrant   and  Sam  L.
                    Leopold(1)
10.11               1996 Stock Option Plan(1)
10.19               Asset Purchase  Agreement dated as of October 31, 1997 among the Registrant,  Inverness  Corporation,  and Inverness (UK)
                    Limited.(6)
10.20               Transition and Manufacturing  Agreement dated as of December
                    10, 1997 the Registrant and Inverness Corporation.(6)
10.23               Stock Purchase Agreement dated as of June 23, 1998 among the
                    Company  and the  former  shareholders  of  European  Touch,
                    Ltd.II(7)
10.24               Credit  Agreement  dated June 30,  1998  among the  Company,
                    BankBoston, N.A., and NationsBank, N.A.(8)
10.25               Stock Purchase  Agreement dated as of August 3, 1998,  among the  Company,  Kevin T. Weir,  Carol M. Weir,  and Dennis M.
                    Katawczik(6)
10.26               1998 Employee Stock Option Plan
12                  Computation of Ratio of Earnings to Fixed Charges
21                  Subsidiaries of Registrant
23.1                Consent of Arthur Andersen LLP
27                  Financial Data Schedules

----------
(1)  Incorporated  by  reference  to the  Registration  Statement  on  Form  S-1
     (Registration No. 333-12469) filed September 20, 1996 and declared effective November 12, 1996.
(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission (the "Commission") on August 14, 1997.
(3) Quarterly Report on Form 10-Q as filed with the Commission on November 14, 1997.
(4)  Incorporated  by  reference  to the  Registration  Statement  on  Form  S-4
     Registration No. 333-61035) filed August 7, 1998 and declared effective September 18, 1998.
(5) Incorporated by reference to the Registration Statement on Form 8-A as filed with the Commission on March 8, 1999
(6) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed with the Commission on December 24, 1997.
(7) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed with the Commission on July 8, 1998.
(8) Incorporated by reference to Amendment No. 1 to Form S-4 (Registration No. 333-61035) filed September 17, 1998 and declared effective September 18, 1998.