Form 10-K
period 1999-12-31
STYLING TECHNOLOGY CORP
filed 2000-10-20
CIK 1022832

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999       Commission File Number 0-21703


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

     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked price of the stock on October 16, 2000 was $1,050,800. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

     As of October 16, 2000, there were 4,068,170 shares of registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                         STYLING TECHNOLOGY CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

ITEM 1.  BUSINESS...........................................................
ITEM 2.  PROPERTIES.........................................................
ITEM 3.  LEGAL PROCEEDINGS..................................................
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................

                                PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS........................................
ITEM 6.  SELECTED FINANCIAL DATA............................................
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................................
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK........................................................
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE................................

                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................
ITEM 11. EXECUTIVE COMPENSATION.............................................
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.....................................................
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K
SIGNATURES .................................................................
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..................................

                                   ----------

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     CERTAIN STATEMENTS AND INFORMATION CONTAINED IN THIS REPORT UNDER THE HEADINGS "BUSINESS," "SPECIAL CONSIDERATIONS," AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONCERNING OUR FUTURE, PROPOSED, AND ANTICIPATED ACTIVITIES, CERTAIN TRENDS WITH RESPECT TO OUR REVENUE, OPERATING RESULTS, CAPITAL RESOURCES, AND LIQUIDITY OR WITH RESPECT TO THE MARKETS IN WHICH WE COMPETE OR THE BEAUTY CARE INDUSTRY IN GENERAL, AND OTHER STATEMENTS CONTAINED IN THIS PROSPECTUS REGARDING MATTERS THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS, AS SUCH TERM IS DEFINED UNDER THE SECURITIES LAWS. FORWARD-LOOKING STATEMENTS, BY THEIR VERY NATURE, INCLUDE RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR CONTROL. ACCORDINGLY, ACTUAL RESULTS MAY DIFFER, PERHAPS MATERIALLY, FROM THOSE EXPRESSED IN OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE THOSE DISCUSSED ELSEWHERE IN ITEM 1, "BUSINESS - SPECIAL CONSIDERATIONS."

                                   ----------

     "ABBA," "Alpha 9," "Biogenol," "Body Drench," "Cosmic," "European Touch," "Framesi," "Gena," "Kizmit," "Maiko," "Pro Finish," "Revivanail," "Roffler," "SRC," and "Suntopia" are our principal registered trademarks.

                                     PART I
ITEM 1. BUSINESS

INTRODUCTION

     We are a leading developer, producer, and marketer of a wide array of branded consumer products sold primarily through professional salon distribution channels. Our products include hair care, skin and body care, and nail care products, as well as salon appliances and sundries. We believe we are the only company that develops, produces, and markets products in each category of the estimated $40 billion U.S. market and substantially larger worldwide market for professional salon products and services. We have well-recognized, long-lived brand names, a strong distribution network, established marketing and salon industry education programs, and significant production and sourcing capabilities. We leverage our well-established distribution channels by providing customers with a comprehensive array of professional salon brands and products.

     We currently sell more than 1,000 products under 12 principal brand names. In the United States, we market our product lines through professional salon industry distribution channels to more than 5,300 customers, consisting primarily of salon product and tanning supply distributors (which resell to beauty and tanning salons), beauty supply outlets, and salon chains. Internationally, we sell our products primarily through international salon product distributors. We believe our ability to offer customers a "one-stop shop" for brand-name professional salon products creates a competitive advantage.

     We commenced operations in November 1996, when we simultaneously completed our initial public offering and acquired four professional salon products businesses. Since that time, we acquired seven additional professional salon product businesses.

     The  following  table  sets  forth   information   regarding  each  of  our
acquisitions:

ACQUISITION                                 ACQUISITION DATE   BRAND NAME (PRODUCT DESCRIPTION)
-----------                                 ----------------   --------------------------------
Gena Laboratories, Inc. (Gena)                November 1996    Gena (professional natural nail care, pedicure,
                                                               skin care, and hair care products)

Body Drench Division (Body Drench)            November 1996    Body Drench (professional tanning and moisturizing
  of Designs by Norvell, Inc. (DBN)                            products and resort, spa, and health  and country
                                                               club personal care products)

J.D.S. Manufacturing Co., Inc. (JDS)          November 1996    Alpha 9 (acrylic and fiberglass nail enhancement
                                                               products)

Kotchammer Investments,  Inc. (doing          November 1996    SRC (salon appliances and salonwear)
business as Styling Research Company)

Suntopia  Division of Creative                  March 1997     Suntopia (tanning products)
Laboratories, Inc. (Suntopia)

U.K. ABBA Products, Inc. (ABBA)                 June 1997      ABBA Pure and Natural Hair Care (aromatherapy-based
                                                               professional hair care products)

One  Touch/Clean + Easy Division of           December 1997    One Touch/Clean + Easy hair removal products and
Inverness Corporation                                          appliances

Pro Finish USA, Ltd. (Pro Finish)                May 1998      Pro Finish, Kizmit, and Cosmic (nail care products)

ACQUISITION                                 ACQUISITION DATE   BRAND NAME (PRODUCT DESCRIPTION)
-----------                                 ----------------   --------------------------------
European Touch Co., Incorporated, and           June 1998      European Touch  (professional nail enhancement and
  two related nail companies (European                         treatment products)
  Touch)

European Touch, Ltd. II (European Touch II)     June 1998      European Touch II (pedicure spa equipment)

Ft. Pitt Acquisition, Inc. and its 90%         August 1998     Framesi,  Roffler, and Biogenol (professional hair
  owned subsidiary Ft. Pitt - Framesi,                         care products)
  Ltd. (together, Framesi USA)

     In January 2000, we sold our Clean + Easy/One Touch hair removal business for approximately $26.5 million in cash.

     Our principal executive offices are located at 7400 East Tierra Buena, Scottsdale, Arizona, 85260. Our telephone number is (480) 609-6000. As used herein, the terms "we," "us," and "Styling" mean Styling Technology Corporation and its subsidiaries.

SIGNIFICANT DEVELOPMENTS

RESTATEMENT OF FINANCIAL RESULTS

     In November 1999, we announced the discovery of errors and irregularities related to the recording of net sales and income relating primarily to our Body Drench division. We also announced at the same time that we anticipated restating our financial statements, and that the adjustments, while not then quantified, would be material. The procedures we have undertaken to determine the extent of the restatement have resulted in the restatement of our financial statements for 1997 and 1998. Concurrent with the filing of this Report, we have filed with the Securities and Exchange Commission ("SEC") the restatement of our 1997 and 1998 financial results. As part of these procedures, the audit committee of our board of directors engaged legal counsel, which subsequently engaged forensic accountants, to further investigate such errors and irregularities in our Body Drench division as well as other areas of our operations. The audit committee further charged our legal counsel to determine if our company or our officers violated federal securities laws and to assist our company in cooperating fully with the Securities and Exchange Commission
(SEC) regarding these matters.

REORGANIZATION

     Following the announcement that we would need to restate our financial statements, weakness in net sales during the third quarter of 1999, and a default with respect to obligations under our credit agreement, we began negotiations with an informal committee comprised of holders of over 80% in aggregate dollar amount of our 10 7/8% Senior Subordinated Notes (the "Notes") and in July 2000 reached an agreement (the Restructuring Agreement). The Restructuring Agreement requires that all $100 million of the Notes be converted into equity and includes a provision that allows us to effect the debt-for-equity exchange through a plan of reorganization that would be effected through a voluntary filing under Chapter 11 of the United States Bankruptcy Code. Under the Restructuring Agreement, the Notes will be exchanged for 90 percent of our equity through a plan of reorganization in bankruptcy. The current stockholders and management will each receive five percent of our post-bankruptcy equity plus warrants to acquire an additional nine percent of such equity over five years.

     On August 31, 2000, we filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona. The bankruptcy case was filed in order to implement the financial restructuring pursuant to the Restructuring Agreement. We are currently operating our business as a debtor-in-possession, subject to the jurisdiction of the Bankruptcy Court. As a debtor-in-possession, we are authorized to operate our business in the ordinary course, but may not engage in transactions outside our ordinary course of business without the approval of the Bankruptcy Court.

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

     The staff of the Division of Enforcement of the SEC advised the Company in a letter dated September 15, 1999 that it was conducting an informal inquiry into the Company's accounting policies and procedures. On October 29, 1999, the SEC informed the Company that the SEC was commencing a formal investigation of the Company. The order indicates that the SEC is investigating whether the Company, certain of its current or former officers, directors, employees and certain other persons and entities violated the federal securities laws and regulations by

     *    filing or causing to be filed inaccurate reports with the SEC,

     *    failing to maintain accurate books, records and accounts,

     * failing to create or maintain adequate internal accounting controls, or

     * making false or misleading statements in reports filed with the SEC or in other public statements.

     The SEC has requested various documents from the Company. The Company has cooperated fully with the SEC and has furnished the SEC with the documents requested.

OVERVIEW OF THE PROFESSIONAL SALON PRODUCTS MARKET

     Professional salon products consist of hair care, skin and body care, and nail care products as well as salon appliances and sundries that are used by salon professionals in rendering salon services to their clients. Many professional salon products also are retailed to clients and other customers of salons, resorts, spas, health and country clubs, and beauty supply outlets, typically upon the advice of a salon professional who recommends products to address the client's individual needs.

     Professional hair care products include shampoo, conditioner, styling gel, glaze, mousse, hair spray, permanent, hair relaxer, and hair color products. Skin and body care products include body lotions, tanning products, cosmetics, skin moisturizers, and other personal care products (such as shaving creams and antiperspirants) used by salon professionals in rendering salon services (such as facials, manicures, pedicures, leg and body waxing, paraffin therapy, aromatherapy, and thermo-therapy) or available for use by patrons of tanning salons, spas, resorts, and health and country clubs. Professional nail care products include fiberglass and acrylic nail enhancement solutions applied by the salon professional when performing nail service and the accessories used by the professional to apply the solutions; natural nail care and pedicure solutions and accessories; and polishes. Professional salon appliances and sundries include hair dryers, curling irons, brushes, pedicure spas, furniture, and salonwear such as capes and aprons.

     Professional salon products have two end consumers: the salon professional who uses them in the performance of salon services and the salon client who purchases them from salons for personal use. We believe salons typically generate between 10% and 30% of their revenue from retail sales of professional salon products. As the users and "prescribers" of professional salon products, salon professionals typically select products on the basis of performance rather than price. As a result, suppliers of professional salon products focus on educating distributors and salon professionals on the uses and benefits of their products and on industry trends. Because salon professionals prescribe these products and sell them primarily in connection with rendering a salon service, professional salon products typically foster strong brand loyalty and exhibit relative price insensitivity. Consequently, professional salon products generally command substantially higher prices and gross margins than mass-marketed beauty products.

PRODUCTS

     We offer products in all salon product categories. We sell more than 1,000 professional salon hair care, skin and body care, natural nail care and nail enhancement products, and salon accessories and sundries, representing approximately 4,000 stock keeping units, or SKUs. We believe that the strength of our brand names is based on the reputation of our products for quality among salon professionals, the performance of our products, and our focused commitment to the needs of salon professionals and their clientele. We believe these brand names are widely recognized by salon product distributors and salon professionals and their clients as high-quality, effective products. In addition, we believe that the strength of the brand names of our existing products and our reputation within the industry will assist us to develop and market product line extensions and new brands successfully.

     The table below sets forth a description of our principal products, the brand names under which the products are sold, and our estimate of approximate percentages of such products sold for professional salon use and retailed to salon and customers.

                                                                                     %       % RETAIL
                                                                                   SALON     SALES BY
PRODUCT CATEGORY       PRODUCT DESCRIPTION                     BRAND NAMES          USE       SALONS
----------------       -------------------                     -----------          ---       ------
Hair Care              Shampoo, conditioner, hair color,       ABBA,                40%        60%
                       and  styling and finishing aids         AquaTonic,
                                                               Biogenol, Body
                                                               Drench, Framesi,
                                                               Gena, Roffler

Skin and Body Care     Moisturizing lotion, indoor and         Body Drench,         35         65
                       outdoor  tanning products, personal     Gena, Suntopia
                       care  products, paraffin waxes,
                       thermo-therapy  treatments, and hair
                       removal systems and  depilatory
                       products

Nail Care              Natural nail care products, acrylic     Alpha 9,             70         30
                       and  fiberglass nail enhancement        Cosmic, European
                       products,  nail treatments, nail        Touch, Gena,
                       polish,  light-bonded nail systems,     Kizmit, Pro
                       and manicure  and pedicure solutions    Finish,
                       and accessories                         Revivanail

Salon Appliances       Hairdryers, curling irons, salon        European Touch      100         --
and Sundries           pedicure spas, salon furniture, and     II, Maiko, SRC
                       salonwear (capes/aprons)

HAIR CARE PRODUCTS

     We offer a variety of hair care products at various price points under the ABBA, Framesi, Biogenol, Roffler, Body Drench, and Gena brands. The ABBA line, which is marketed under the ABBA Pure and Natural trademark, consists of highly concentrated, high-quality products. The ABBA line consists of 100% vegan, aromatherapy inspired, herbal hair care products using botanical ingredients. The ABBA line includes shampoo, conditioner, gel, and hair spray made using a blend of herbal therapy botanicals, tri-molecular proteins, panthenol, and neutral henna designed to produce fuller, thicker, and shinier hair. Our Framesi product line features premium quality hair color products marketed exclusively for use in salons. We also market under the Biogenol brand name a complementary line of shampoos, conditioners, and styling aids specifically formulated for color-treated hair. The Roffler line includes high-quality, salon-distributed shampoos, conditioners, and styling aids designed primarily for men between the ages of 18 and 40. ABBA, Biogenol, Framesi, and Roffler products are used widely throughout the hair care industry and generate significant salon retail sales. See "Special Considerations -- We depend on Framesi S.r.l."

     Under the Gena brand name, we offer a line of tea-tree oil hair care products with anesthetic qualities designed to relieve dry, itching scalp. In addition, we market hair care products as a part of our Body Drench line of personal care products, primarily to spas, resorts, and health and country clubs.

SKIN AND BODY CARE PRODUCTS

     We sell a broad range of professional skin and body care and tanning products, including moisturizers and lotions, under our Body Drench and Suntopia brands.

     Body Drench professional skin care products include moisturizing lotions and body baths supplemented with Vitamins A and E and botanical extracts for moisture retention and skin rejuvenation and alpha hydroxy acids for natural skin exfoliation. Body Drench indoor tanning products replace moisture lost during tanning and promote faster, darker tanning results. We also offer outdoor tan care and sun protection products under the Body Drench name.

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

NAIL CARE PRODUCTS

     We believe that we have the most complete and diverse line of branded products for salon professionals in the nail care category. Our nail care product offerings consist of products designed to support the various salon services performed by nail technicians, including manicure, pedicure, acrylic and fiberglass nail enhancement, natural nail treatments, and nail polishes. Most nail care companies encourage distributors to purchase their entire product line in order to buy any of their nail care products. We, however, offer a number of top-selling products across all segments of the nail category, permitting our customers to select and purchase individual SKUs from among multiple brands, including Alpha 9, European Touch, Gena, Kizmit, Pro Finish, and Revivanail. For example, we offer distributors and salon chains the ability to purchase our Revivanail nail treatments and Alpha 9 acrylic nail enhancement products without having to purchase the full line of other Revivanail or Alpha 9 products.

     Our Alpha 9, European Touch, and Kizmit acrylic professional nail enhancement products consist of complete lines of liquids, powders, tips, files, and other implements and treatments necessary for the professional nail technician to complete the acrylic nail enhancement process.

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

     We offer base coats, top coats, nail glues, and cuticle lotions under our European Touch and Pro Finish brands. The Pro Finish line of nail care products also features a light bonded nail system that seals the nail enhancement under ultraviolet lighting.

     Our European Touch brand features nail treatment products, such as Revivanail and Theracreme. We also offer Momentum, a three-step nail overlay system that offers simplicity, speed, and strength.

SALON EQUIPMENT, APPLIANCES, AND SUNDRIES

     We sell salon equipment, appliances, and sundries, including pedicure spa equipment, hairstyling appliances, and salonwear. We market under the European Touch II name various salon equipment products, such as whirlpool footspas, salon chairs designed for clients and technicians, manicure and pedicure tables and footrests, and portable salon accessory carts. These products are intended to capitalize on the growing trend among salons to offer services beyond the basic salon services. The SRC product line of professional curling irons and blow dryers are recognized within the salon industry as among the finest quality in salon appliances. The appliances are designed for high usage and durability and feature quick startup and recovery capabilities. All SRC professional curling irons are backed by the industry's only three-year warranty. Our Maiko salonwear line features capes and aprons for the stylist and the stylist's clientele.

PRODUCT DEVELOPMENT

     We seek to leverage the significant brand-name recognition of our existing product lines by introducing new products and formulations under our core brand names as well as under newly developed brands. We believe that our diverse product offerings provide us with greater capacity and know-how to develop, test, and market new products in each of our product lines, including the expanded application of proprietary technologies. We contract with third-party manufacturers to develop new formulations that meet our specifications and quality standards. We have not incurred and do not expect to incur significant capital expenditures in connection with our product development efforts.

     Our management, working together with our sales and marketing and product development personnel, continuously monitors shifts in the salon industry to identify new product opportunities. Feedback from salon professionals and our educators also plays a significant role in product development. We believe the experience of our key managers, their relationships within the industry, and our product line orientation enable us to quickly recognize and respond to salon innovations and industry trends.

MARKETING

     We sell our professional salon products and appliances primarily through professional salon industry distribution channels to salon product and tanning supply distributors, salon chains, and beauty supply outlets, and, to a lesser extent, directly to spas, resorts, and health and country clubs throughout the United States and in Canada, Europe, Latin America, Australia, and Asia. We believe that our strategy of marketing our salon products exclusively for use in or resale by the salon industry complements the professional image of our products and fosters a high degree of brand loyalty by distributors of professional salon products.

     Our sales and marketing efforts focus on educating salon professionals and salon product distributors regarding the high quality and performance benefits of our products as well as the latest trends and developments in the salon industry. Our marketing program includes participation in salon industry trade shows, at which salon product manufacturers exhibit and sell their products to wholesale salon product distributors; several annual domestic and international salon professionals trade shows; and numerous professional salon distributor-sponsored shows, at which products, styles, and techniques are demonstrated to salon professionals. Our marketing program emphasizes customer education through regular in-the-field product demonstrations for salon professionals, usually in conjunction with the distributors' sales and marketing efforts. In addition, our products are advertised in trade and distributor publications and promoted in national magazines, including GLAMOUR, GOOD HOUSEKEEPING, INSTYLE, MARIE CLAIRE, MCCALL'S, MIRABELLA, and SELF. We also produce educational videos and literature for distribution to distributors and salon professionals.

SALES AND DISTRIBUTION

     We believe that we have strong relationships in each of the professional salon distribution channels, including exclusive and open channels. We depend upon salon product and tanning supply distributors, beauty supply outlets, and salon chains to distribute our products. We currently maintain more than 5,300 active customer accounts. We do not, however, have long-term contracts with any of our customers. Products sold through exclusive channels are available to a limited number of distributors in each region, while those sold through open channels are available to all distributors.

     Regional sales managers and a strong educational support team sell the ABBA line of hair care products on an exclusive basis to approximately 50 salon product distributors and salon chains throughout the United States, Canada, and Australia. Regional sales managers and an in-house educational support team sell our hair color and hair care products under the Framesi, Biogenol, and Roffler brand names on an exclusive basis to 61 salon product distributors throughout the United States and Latin America.

     A professional outside sales force sells our nail care product lines nationally and internationally to salon product distributors. This distribution base includes Sally Beauty Company, Inc., the largest wholesale supplier of professional supply products with more than 1,900 supply stores worldwide.

     A sales force of marketing representatives, telemarketers, and field sales personnel as well as independent manufacturer representatives sell Body Drench products to salon product distributors, tanning supply distributors, and directly to spas, resorts, and health and country clubs throughout the United States and in Canada, Europe, Latin America, and Australia.

     A sales force of employees and manufacturer representatives sell SRC salon appliances and salonwear nationally on an exclusive basis to salon product distributors, beauty schools, and salon chains. An internal sales force of marketing representatives sells our European Touch II pedicure spa products to salon product distributors and salon chains.

PRODUCTION

     We have developed relationships with third parties to manufacture most of our products. Although we generally do not have long-term contracts with our manufacturers, we own most of the formulations, tools, and molds utilized in the manufacturing processes of our products and believe we could substitute other manufacturers if necessary. In addition, we assemble and upholster our European Touch II salon furniture and appliances in our 39,000 square foot manufacturing and warehousing facility in Butler, Wisconsin.

     Raw materials used to produce our professional salon products, other than salon appliances and sundries, include water, alcohol, mineral and natural oils, fragrances, other chemicals, and a wide variety of packaging materials and compounds including containers, such as cardboard boxes and plastic containers, container caps, tops, valves, and labels. We purchase all of these raw materials from outside sources. The principal raw materials and packaging components for our products are available from numerous domestic and international suppliers. Although we do not purchase the raw materials used to manufacture the majority of our products, we are potentially subject to variations in the prices we pay our third-party manufacturers for products depending on their costs for raw materials. While the industry from time to time has experienced raw material cost increases, we believe we will be able to purchase our requirements at competitive prices. To date, increases in raw material costs have not had a material effect on our operating results.

     We continually monitor the quality of our products. We also carry product liability insurance at levels we believe to be adequate.

COMPETITION

     Our products compete directly against professional salon and other similar products sold through distributors and professional salons. We compete on the basis of brand recognition, quality, performance, distribution, and price.

     Our principal competitors in the professional salon hair care products market include Nexxus Products Co., Paul Mitchell Systems, Matrix, Redken, and Sebastian International. Our largest competitors in the professional salon skin and body care products market include California Suncare, Inc., Supre Inc., Swedish Beauty Manufacturing, Inc., Australian Gold, Inc., American International, Inc., and Divi International. Our competitors in the professional salon nail care market include Creative Nail Design, Inc., OPI Products Inc., Star Nail Products, Inc., and Backscratchers, Inc. Our largest competitors in the professional salon appliances and sundries market are Helen of Troy Limited, Belson Products (a division of Windmere Corporation), Conair Corporation, Cricket Brush Company (a division of West Coast Beauty Supply Co.), Andre (a division of Fromm International, Inc.), and Betty Dain Creations, Inc. In addition, our professional salon products compete indirectly against hair care, skin and body care, and nail care products as well as salon appliances and sundries sold through a variety of non-salon retail channels, including department stores, mall-based specialty stores and, to a lesser extent, mass merchants, drugstores, supermarkets, telemarketing programs, television "infomercials," and catalogs.

INTELLECTUAL PROPERTY

     We have registered, or have pending applications for registration for, our principal trademarks and brand names in the United States and in foreign countries. Our principal trademarks and brand names include ABBA Pure and Natural Hair Care, Alpha 9, AquaTonic, Biogenol, Body Drench, Cosmic, European Touch, Gena, Kizmit, Pro Finish, Revivanail, Roffler, SRC, and Suntopia.

     We believe our position in the marketplace depends to a significant extent upon the goodwill engendered by our trademarks and brand names and, therefore, consider trademark protection to be important to our business. We will seek to register or otherwise protect all significant trademarks and brand names in all active geographic markets.

     While we currently hold certain patents, we do not consider any single patent to be material to the conduct of our business. We rely on all facets of intellectual property law to protect our proprietary information.

GOVERNMENT REGULATION

     Certain of our advertising and product labeling practices are subject to regulation by the FTC, and certain of our professional salon product production practices are subject to regulation by the FDA as well as by various other federal, state, and local regulatory authorities. Compliance with federal, state, and local laws and regulations has not had a material adverse effect on us to date. Nonetheless, federal, state, and local regulations in the United States that are designed to protect consumers have had, and can be expected to have, an increasing influence on product liability claims, production methods, product content, labeling, and packaging. In addition, any expansion of our operations to produce professional salon products that include over-the-counter drug ingredients, such as certain sun screen ingredients, would result in us becoming subject to additional FDA regulations as well as a higher degree of inspection and greater burden of regulatory compliance than currently exist.

     Our operations subject us to federal, state, and local governmental regulations related to the use, storage, discharge, and disposal of hazardous chemicals. Our failure to comply with current or future environmental regulations could result in the imposition of fines, suspension of production, or a cessation of operations. Compliance with such regulations could require us to acquire costly equipment or to incur other significant expenses. Any failure by us to control the use, or adequately restrict the discharge, of hazardous substances could subject us to future liabilities.

     The nature and use of professional salon products could give rise to product liability claims if one or more users of our products were to suffer adverse reactions following their use of the products. Such reactions could be caused by various factors, many of which are beyond our control, including hypoallergenic sensitivity and the possibility of malicious tampering with our products. In the event of such an occurrence, we could incur substantial litigation expense, receive adverse publicity, and suffer a loss of sales.

EMPLOYEES

     As of August 31, 2000, we employed 182 persons, consisting of 42 administrative employees, 73 warehouse and production employees, and 67 sales and marketing employees. Framesi USA, one of our subsidiaries, is a party to a collective bargaining agreement relating to certain production employees. We believe that our relations with our employees are good.

                             SPECIAL CONSIDERATIONS

     AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CONSIDER CAREFULLY THE FOLLOWING RISK FACTORS, IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, BEFORE PURCHASING ANY OF OUR COMMON STOCK.

WE HAVE FILED FOR PROTECTION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE.

     On August 31, 2000, we filed for protection under Chapter 11 of the Bankruptcy Code. The fact of this filing, along with the process through the Bankruptcy Court, could affect our business in a variety of unforeseen ways. Among other things, the bankruptcy could impair our ability to (a) operate our business during the pendency of the proceedings; (b) continue normal operating relationships with our key distributors; (c) obtain shipments and negotiate terms with vendors; (d) fund, develop, and execute our operating plan; (e) attract and retain executives and key employees; and (f) otherwise maintain favorable courses of dealing with vendors could be impaired.

     We expect that the equity of the current shareholders in the Company will be diluted significantly under the plan of reorganization we will propose to the Bankruptcy Court. We reached an agreement with an informal committee of holders of an aggregate dollar amount of over 80% of the Notes that requires that all $100 million of the Notes be exchanged for equity. Under the Restructuring Agreement, the Notes will be exchanged for 90% of our equity through a plan of reorganization in bankruptcy. The current stockholders and management will each receive 5% of our post-bankruptcy equity plus warrants to acquire an additional nine percent of such equity over five years.

     There are various risks associated with our Chapter 11 case. Our plan of reorganization may not be approved or, even if approved, may not succeed. In addition, we will need to secure additional financing or renegotiate our existing credit facility, under which we are in default, to execute our operating plan. We cannot assure you that we will be able to secure adequate financing or successfully renegotiate our credit facility.

     We depend on our distributor and other key customer relationships. Any change in these relationships could have a significant negative impact on our business. The filing of the Chapter 11 case could adversely affect those relationships. This could cause our sales to decrease. If we cannot improve our sales, we may not generate sufficient cash to continue in business. In addition, even if we are able to pay our bills, we may not be able to expand our business if sales levels do not improve.

OUR COMMON STOCK HAS BEEN DELISTED.

     Our common stock has been delisted from Nasdaq for failure to meet their standards, primarily due to our failure to keep current our required reports to the SEC. Delisting could materially and adversely affect the trading market for our common stock and our access to the capital markets. We will have to reapply for initial listing once Nasdaq determines that we can meet the initial listing requirements. We currently cannot qualify for initial listing with Nasdaq, and we may never meet those requirements.

     The closing sale price for our common stock on October 16, 2000 was $0.33 per share. Because our common stock is delisted from Nasdaq and our trading price is less than $5.00 per share, trading in our common stock is subject to the requirements of rule 15g-9 of the Securities Exchange Act, known as the "penny stock" rules. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a "penny stock" (generally any equity security not traded on an exchange or quoted on Nasdaq that has a market price less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with the penny stock market. These requirements would likely limit severely the market liquidity of our common stock and the ability of our stockholders to dispose of their shares, particularly in a declining market.

A VARIETY OF FACTORS COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     A wide variety of factors could adversely impact our net sales and operating results. Many of these factors are beyond our control. These factors include the following:

     - our ability to identify trends in the professional salon products industry;

     -    our ability to modify our business to adapt to such trends;

     - our ability to create and introduce new products on a timely basis that take advantage of industry trends;

     -    the  continued   market   acceptance  of  our  products   among  salon
          professionals and their clientele;

     - our ability to arrange for timely production and delivery of our products;

     -    the level and timing of orders placed by customers; and

     -    competition and competitive pressures on prices.

     The success of our operations depends to an extent upon a number of factors relating to discretionary consumer spending and continued demand for professional salon products. These factors include economic conditions, such as employment, business conditions, interest rates, and tax rates, as well as the continued growth of the professional salon products industry. General social trends and economic conditions could adversely affect consumer spending, which would adversely affect our business, financial condition, and operating results.

WE MUST RESPOND TO CONSUMER PREFERENCES.

     Consumer preferences in the professional salon products industry depend to a significant extent on the prescriptive role of salon professionals. Relatively few products achieve wide acceptance in the professional salon market. We believe that our success depends, in part, on our continued ability to introduce new and attractive products on a regular basis that anticipate and respond to changing consumer demands and preferences in a timely manner. New products introduced by us may not achieve any significant degree of market acceptance. Any acceptance that is achieved may not be sustained for any significant amount of time. The failure of new product lines or product innovations to achieve or sustain market acceptance could have a material adverse effect on our business, financial condition, and operating results.

WE DEPEND ON OUR DISTRIBUTION CHANNELS TO SELL MANY OF OUR PRODUCTS.

     We sell many of our products to professional salon product distributors and salon chains. Distributors and salon chains in the United States and in foreign markets have periodically experienced consolidation and other ownership changes and in the future may consolidate, restructure, or realign their ownership or affiliations. Some distributors and salons may be thinly capitalized and unable to withstand changes in business conditions. These circumstances could decrease the number of distributors and salons that sell our products or increase the ownership concentration within the professional salon products market.

     If a significant distributor or salon chain discontinues selling or using our products, performs poorly, does not pay for purchased products, or reorganizes or liquidates and is unable to continue selling our products, our business, financial condition, and operating results could be materially and adversely affected. In addition, the laws and regulations of various states may limit our ability to change distributors under certain circumstances, making it difficult to terminate a distributor without good or just cause, as defined by applicable statutes or regulations. The resulting difficulty or inability to replace poorly performing distributors could have a material adverse effect on our business, financial condition, and operating results.

WE DEPEND ON THIRD PARTIES TO MANUFACTURE OUR PRODUCTS.

     We depend upon third parties to manufacture most of our products. Although we own many of the formulations, tools, and molds used in the manufacturing processes of our products, we have limited control over the manufacturing processes themselves. As a result, any difficulties encountered by the third-party manufacturers that result in product defects, production delays, cost overruns, or the inability to fulfill orders on a timely basis could have a material adverse effect on our business, financial condition, and operating results.

     We generally do not have long-term contracts with our third-party manufacturers. Although we believe we would be able to secure other third-party manufacturers to produce our products, particularly as a result of our ownership of many of the formulations, tools, and molds used in the manufacturing process, our operations would be adversely affected if we lost our relationship with any of our current suppliers.

     We do not maintain an inventory of sufficient size to provide protection for any significant period against an interruption of supply, particularly if we were required to obtain alternative sources of supply. Although we do not purchase directly the raw materials used to manufacture the majority of our products, we are potentially subject to variations in the prices we pay our third-party manufacturers for products depending on their cost for raw materials.

WE DEPEND ON FRAMESI S.R.L.

     We hold exclusive license rights to sell Framesi brand hair color and hair care products in the majority of the Western Hemisphere, including the United States and most of Latin America. We sell these products, which are some of our most important product offerings, pursuant to an exclusive license with Framesi S.r.l. (Framesi Italy) that expires in 2036. In addition, we manufacture and sell hair care products under the Framesi and Biogenol brand names pursuant to the license. Under our agreement with Framesi Italy, we import hair color products manufactured by them. Any difficulties encountered by Framesi Italy, with respect to product defects, production delays, cost overruns, or the inability to fulfill orders on a timely basis or the termination by Framesi or breach by Framesi or us of the license agreement could have a material adverse effect on our business, financial conditions, and operating results.

WE DEPEND ON OUR MAJOR CUSTOMERS.

     We depend upon salon product and tanning supply distributors, beauty supply outlets, and salon chains to distribute our products. We currently maintain more than 5,300 active customer accounts, but do not have long-term contracts with any of our customers. An adverse change in, or termination of, our relationship with, or an adverse change in the financial viability of, one or more of our major customers could have a material adverse effect on our business, financial condition, and operating results.

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS.

     Having sold our One Touch and Clean + Easy product lines, we expect foreign sales to decrease in 2000 as compared to 1999. We intend to expand our international sales over the longer term. Our international operations require us to maintain equipment and inventories abroad, manufacture and sell products internationally, and purchase raw materials and components from foreign suppliers. Our international operations expose us to certain economic and political risks, including the following:

     - compliance with local laws and regulatory requirements, as well as changes in such laws and requirements;

     -    foreign currency rate fluctuations;

     -    restrictions on the repatriation of funds;

     -    overlap of tax issues;

     -    political and economic conditions abroad; and

     - the possibility of expropriation or nationalization of assets, supply disruptions, currency controls, and changes in tax laws, tariffs, and freight rates.

WE DEPEND ON KEY PERSONNEL.

     Our success depends to a significant degree upon the skills of our current key employees and our ability to identify, hire, and retain additional sales, marketing, and financial personnel. We cannot assure you that we will be able to retain our existing key personnel or attract and retain additional key personnel. The loss of services of key personnel, particularly Sam Leopold (our Chairman of the Board, President, and Chief Executive Officer), or the inability to attract and retain additional qualified personnel could have a material adverse effect upon our business, financial condition, and operating results.

WE FACE RISKS ASSOCIATED WITH OUR INTELLECTUAL PROPERTY.

     The market for our products depends to a significant extent upon the goodwill associated with our trademarks and trade names. Therefore, trademark protection is important to our business. Although most of our trademarks and trade names are registered in the United States and in foreign countries, we may not be successful in asserting trademark or trade name protection for our trademarks and trade names in the United States or other markets. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and trade names may be substantial.

     While we currently hold several patents, we do not consider any single patent to be material to the conduct of our business. We rely primarily on trade secret protection for our proprietary information. We face risks associated with our intellectual property, including the following:

     - our intellectual property rights may be challenged, invalidated, or circumvented;

     -    our intellectual property rights may not provide adequate protection;

     - we may not have sufficient resources to prosecute infringements of our intellectual property rights;

     -    we may not be able to protect our intellectual property; and

     - third parties may assert intellectual property infringement claims against us.

THE PROFESSIONAL SALON PRODUCTS INDUSTRY IS VERY COMPETITIVE.

     Our products compete directly against professional salon and other similar products sold through distributors of professional salon products and professional salons. In addition, our professional salon products compete indirectly against hair care, nail care, and skin and body care products as well as salon appliances and sundries sold through a variety of non-salon retail channels, including department stores, mall-based specialty stores and, to a lesser extent, mass merchants, drugstores, supermarkets, telemarketing programs, television "infomercials," the Internet, and catalogs. Current and potential competitors include a number of companies that have substantially greater resources than us, including better brand-name recognition, broader product lines, and wider distribution channels.

     The professional salon products industry is characterized by a lack of significant barriers to entry with respect to the development and production of professional salon products, which may result in new competition, including possible imitators of one or more of our recognized product lines. In addition, companies in the professional salon products industry commonly market products that are similar to products being successfully marketed by competitors.

     Increased competition and any reductions in competitors' prices that require us to implement price reductions in order to remain competitive could have a material adverse effect on our business, financial condition, and operating results.

WE ARE SUBJECT TO GOVERNMENT REGULATION AND POTENTIAL CLAIMS BY OTHERS.

     Certain of our advertising and product labeling practices are subject to regulation by the Federal Trade Commission, or FTC, and certain of its professional salon product production practices are subject to regulation by the Food and Drug Administration, or FDA, as well as by various other federal, state, and local regulatory authorities. Compliance with federal, state, and local laws and regulations has not had a material adverse effect on us to date. Nonetheless, federal, state, and local regulations in the United States that are designed to protect consumers have had, and can be expected to have, an increasing influence on product claims, production methods, product content, labeling, and packaging. In addition, if we expand our operations to produce professional salon products that include over-the-counter drug ingredients (such as certain sun screen ingredients) we would become subject to additional FDA regulations as well as a higher degree of inspection and greater burden of regulatory compliance than currently exist.

     Our operations subject us to federal, state, and local governmental regulations related to the use, storage, discharge, and disposal of hazardous chemicals. Our failure to comply with current or future environmental regulations could result in the imposition of fines, suspension of production, or a cessation of operations. Compliance with such regulations could require us to acquire costly equipment or to incur other significant expenses. Any failure by us to control the use, or adequately restrict the discharge, of hazardous substances could subject us to future liabilities.

     The nature and use of professional salon products could give rise to product liability claims if one or more users of our products were to suffer adverse reactions following their use of the products. Such reactions could be caused by various factors, many of which are beyond our control, including hypoallergenic sensitivity and the possibility of malicious tampering with our products. In the event of such an occurrence, we could incur substantial litigation expense, receive adverse publicity, and suffer a loss of sales.

ITEM 2. PROPERTIES

     We lease our corporate headquarters and operations center located in a 66,000 square-foot facility in Scottsdale, Arizona. The facility includes approximately 43,000 square feet of executive and administrative offices; approximately 20,000 square feet utilized for warehousing; and approximately 3,000 square feet utilized for a test salon and a retail store. We believe the facility will be adequate for our needs for the foreseeable future. We also lease production, administrative, and warehouse space in Fair Lawn, New Jersey; Butler, Wisconsin; Coraopolis, Pennsylvania; and the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

     Four class action lawsuits have been filed on behalf of purchasers of our common stock in the U.S. District Court for the District of Arizona against us and certain of our present and former officers alleging violations of the federal securities laws as discussed below.

     The allegations of each of the complaints are very similar. The class period alleged in each of the actions is May 5, 1998 through November 29, 1999. In general, the actions claim that during the class period, we reported increasing sales and earnings before interest, taxes, depreciation, and amortization which caused our common stock to trade at artificially inflated prices. The complaints allege that the price of our common stock dropped significantly when we announced that our third quarter 1999 revenues and earnings would fall short of market expectations. The complaints further allege that on November 29, 1999, we announced that we could not file our Form 10-Q for the quarter ended September 30, 1999 because of revenue recognition issues and allegedly admitted that our results for the first two quarters of 1999 and for the year ended December 31, 1998 were misstated and would have to be restated due to errors and irregularities relating to our Body Drench division. The complaints further allege that as a result of the facts stated above, trading in our common stock was halted and our common stock was delisted by Nasdaq. The plaintiffs claim that we caused the stock to trade at artificially inflated prices during the class period.

     The complaints allege violations of Section 10(b) of the 1934 Act and Rule 10(b)(5) for (a) employing devices, schemes and artifices to defraud; (b) making untrue statements of material fact or omitting to state material facts such that they would not be misleading; (c) engaging in acts, practices, and a course of business that operated as a fraud or deceit upon plaintiff and class members. The complaints also allege violations of Section 20(a) of the 1934 Act by us and claim that the plaintiffs and other class members relied on statements made by us that lead them to purchase stock they would not have otherwise purchased. The complaints do not make a specific prayer for monetary relief. The complaints simply claim that plaintiffs and members of the class should be awarded damages, interest, costs, attorneys' fees, expert witness fees, and other costs and expenses.

     The litigation is in the very early stages. The four class actions have been consolidated by The Honorable Roslyn O. Silver of the United States District Court for the District of Arizona. The court has recently appointed the lead plaintiffs and lead counsel. No timeframes have been determined as of this date for motions to dismiss.

     By letter dated September 15, 1999, the staff of the Division of Enforcement of the SEC advised us that it was conducting an informal inquiry into our accounting policies and procedures and requested that we produce certain documents. In October 1999, the SEC issued a Formal Order of Private Investigation, designating SEC officers to take testimony. We have provided numerous documents to the SEC staff and continue to cooperate fully with the SEC staff. The SEC has not commenced any civil or administrative proceedings as a result of its investigation, and we cannot predict at this time whether the SEC will seek to impose any monetary or other penalties against us. Under these circumstances, we cannot estimate the duration of the investigation or its outcome.

     A former employee of Ft. Pitt Acquisition, Inc., one our subsidiaries, is suing us for breach of contract for an employment and non-competition agreement entered into with the subsidiary prior to our acquisition. The non-competition agreement requires accelerated payments in the event of a change in control of Ft. Pitt Acquisition, Inc. Our acquisition of Ft. Pitt Acquisition, Inc. is alleged to constitute a change of control. The payment alleged to be due to the former employee is $1.7 million. We believe that the employment agreement and non-competition agreement was not properly approved by Ft. Pitt Acquisition, Inc.'s board of directors and violated the former director's fiduciary duties to our subsidiary. In addition, we believe the former director did not perform under the employment agreement. We intend to defend this matter vigorously.

     Four minority interest shareholders of Ft. Pitt Acquisition, Inc. filed separate complaints against the former majority shareholders of the subsidiary and us for not accepting an offer from Graham Webb Company to buy all of the shares of Ft. Pitt Acquisition, Inc., but rather accepting our offer to buy a majority of the shares. In addition, the minority shareholders allege that we did not allow the minority shareholders to sell their shares to us. The minority shareholders allege our actions and actions by the former majority shareholders caused them to incur losses. The minority shareholders are seeking damages of approximately $6.8 million. We are defending all of these allegations vigorously and are not participating in any settlement discussions at this time.

     One of our former contract manufacturers, Amole Incorporated (Amole) assigned receivables (including amounts owed from Body Drench to Amole) to Comerica Bank. Comerica Bank filed a claim against us for collection of outstanding receivables in the amount of approximately $1.1 million. We filed a counterclaim in the amount of approximately $1 million against Amole for breach of contract, negligence, false representation, negligent representation, various breaches of warranty and indemnification. Prior to Comerica Bank seizing the assets of Amole, Body Drench had several complaints regarding changes in the product manufactured by Amole for Body Drench. In accordance with the manufacturing agreement between us and Amole, Amole is prohibited from making changes in the product. The case is scheduled for discovery in fall 2000. We intend to defend this matter vigorously.

     Panint (U.S.) Ltd. and Panint Electric Limited filed a lawsuit against us for breach of certain purchase contracts and are seeking payment of approximately $994,000. We have responded to the allegations and counterclaimed that the products received from the plaintiff were defective and caused us to lose sales, damaged our reputation, and created other unfavorable reactions. We intend to defend this matter vigorously.

     These cases have been stayed as a result of our filing for protection under Chapter 11 of the Bankruptcy Code. In addition, we are party to certain additional legal matters arising in the ordinary course of business. In management's opinion, as of December 31, 1999, the expected outcome of such matters will not have a material impact on our financial position or results of operations.

     Our insurance coverage may not be adequate to cover all liabilities arising out of any claims that may be instituted in the future. A lack of insurance coverage may have an adverse effect on our business, financial condition, and operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Our common stock traded on the Nasdaq National Market under the symbol "STYL" from our initial public offering on November 21, 1996 at $10.00 per share until Nasdaq halted trading in our common stock from November 29, 1999 until January 19, 2000, when our common stock was delisted from the Nasdaq National Market. Since then our common stock has been trading on the over-the-counter market (commonly referred to as the "pink sheets") under the symbol "STYLE." The following table sets forth, for the periods indicated, the range of high and low sales prices on the dates indicated for our common stock for each full quarterly period within the two most recent fiscal years.

                                                        HIGH              LOW
                                                      ---------        --------
1998
First quarter ....................................    $  24.125        $  15.75
Second quarter ...................................    $  26.625        $  22.00
Third quarter ....................................    $  23.375        $ 10.875
Fourth quarter ...................................    $  18.875        $  8.375

1999
First quarter ....................................    $   14.75        $  9.625
Second quarter ...................................    $ 15.1875        $  12.00
Third quarter ....................................    $   15.50        $ 10.128
Fourth quarter ...................................    $  10.313        $  3.125

     On October 16, 2000, the closing sale price of the Company's Common Stock was $0.33 per share. On October 16, 2000, there were approximately 15 holders of record, and more than 800 beneficial owners of our common stock.

     We have never paid any cash dividends on our common stock and do not plan to do so in the near future.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following selected consolidated financial data as of and for the fiscal years ended December 31, 1999, 1998 and 1997 and as of December 31, 1996 and the period from November 27, 1996 to December 31, 1996 is derived from the consolidated financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants. The selected financial data provided below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere in this Report.

                                                   NOVEMBER 27,
                                                     1996 TO       YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                   DECEMBER 31,   DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                       1996           1997          1998          1999
                                                     --------      --------      ---------      ---------
STATEMENT OF OPERATIONS DATA - STYLING TECHNOLOGY
CORPORATION AND SUBSIDIARIES:
   Net sales .....................................   $  1,083      $ 36,505      $  83,366      $ 107,790
   Gross profit ..................................        512        19,749         44,368         53,824
   Selling, general, and administrative expenses .        737        12,201         31,619         73,653
   Income (loss) from operations .................       (225)        7,548         12,327        (34,673)
   Income (loss) before extraordinary item .......       (151)        3,164          1,651        (50,156)
   Extraordinary item, net of tax ................         --        (1,377)        (1,091)        (1,713)
   Income (loss) after extraordinary item ........       (151)        1,787            560        (51,869)
   Basic earnings (loss) per share:
     Income (loss) before extraordinary item .....      (0.04)         0.80           0.41         (12.33)
     Extraordinary item, net .....................         --         (0.35)         (0.27)         (0.42)
     Net income (loss) ...........................      (0.04)         0.45           0.14         (12.75)
   Diluted earnings (loss) per share:
     Income (loss) before extraordinary item .....      (0.04)         0.77           0.38         (12.33)
     Extraordinary item, net .....................         --         (0.34)         (0.25)         (0.42)
     Net income (loss) ...........................   $  (0.04)     $   0.43      $    0.13      $  (12.75)
BALANCE SHEET DATA:
   Working capital ...............................   $  4,459      $ 13,005      $  30,566      $ (46,810)
   Total assets ..................................     32,234        90,886        214,073        180,395
   Long-term debt and other, less current
   Portion .......................................      2,316        47,377        140,366        101,801
   Total stockholders' equity (deficit) ..........   $ 25,319      $ 27,525      $  29,248      $ (22,611)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     We develop, produce, and market a wide array of professional salon products. We offer a diversified line of well-established, brand-name professional salon products across all salon product categories, including hair care, nail care, and skin and body care products, as well as salon appliances and sundries. We sell our products primarily to professional salon industry distribution channels, beauty salon outlets, and salon chains, and, to a lesser extent, to spas, resorts, and health and country clubs throughout the United States as well as in other parts of North America, Latin America, Europe, and Asia.

REORGANIZATION

     On August 31, 2000, we filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona. The bankruptcy case was filed in order to implement the financial restructuring pursuant to a Restructuring Agreement reached with an informal committee of the holders of our Notes. Pursuant to the Restructuring Agreement, all $100 million in Notes will be exchanged for 90 percent of our equity through a plan of reorganization in bankruptcy. The current stockholders and management will each receive five percent of our post-bankruptcy equity plus warrants to acquire an additional nine percent of such equity over five years. We are currently operating our business as a debtor-in-possession, subject to the jurisdiction of the Bankruptcy Court. As a debtor-in-possession, we are authorized to operate our business in the ordinary course, but may not engage in transactions outside our ordinary course of business without the approval of the Bankruptcy Court.

     The accompanying financial statements have been prepared on a going concern basis that assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the reorganization proceedings, there are uncertainties relating to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary as a result of the outcome of the uncertainties discussed in this Report, including the effects of any plan or reorganization that may be filed.

RESPONSES TO CURRENT ISSUES

     We have taken a number of actions to improve our accounting and finance controls and processes on a going forward basis. We recently hired a new chief financial officer, who in turn has hired an experienced controller as well as certain other accounting and finance personnel. In addition to these personnel changes, we have taken steps to improve our warehouse and distribution systems. In order to improve our accounts receivable management, we have implemented new credit policies and returned goods policies. We are also enhancing our processes for identifying uncollectible accounts receivable and quantifying the resulting allowance for doubtful accounts.

     We have made substantial progress in reducing our monthly selling, general and administrative expenses to an average of approximately $3.1 million in 2000 as compared with an average of approximately $6.1 million in 1999. These reductions are the result of reducing the number of employees from approximately 340 in the beginning of 1999 to less than 190 currently. We have reduced our advertising costs by selecting more focused and effective media. By reducing our employee base and managing expenditures more efficiently, our travel costs have decreased dramatically and with the elimination of duplicative physical locations due to the centralization of our brands, we have reduced our occupancy costs dramatically. Other administrative costs such as legal and accounting have been reduced as well due to the centralization of our systems.

     Except for the historical information contained herein, the discussion in this Report contains or may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed herein, as well as those factors discussed under "Special Considerations" contained in Item 1 of this Report. Historical results are not necessarily indicative of trends in operating results for any future period.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1999

     NET SALES

     Net sales for the year ended December 31, 1999 were $107.8 million as compared to net sales of $83.4 million for the year ended December 31, 1998. The $24.4 million or 29.3%, increase in net sales was due primarily to the addition of the operating results of the brands acquired during 1998, which included a full year of sales of Pro Finish, European Touch, European Touch Spa, and Framesi USA. Net sales decreased by $800,000 from 1998 pro forma sales of $108.6 million. (Pro forma sales are actual sales adjusted to include sales of companies we have acquired for the period prior to their acquisition.) European Touch Spa net sales increased by $3.1 million over pro forma 1998 net sales. The increase was partially offset by the decline in net sales of ABBA of $1.9 million.

     COST OF SALES

     Cost of sales were $54.0 million, or 50.1% of net sales, for the year ended December 31, 1999, as compared to cost of sales of $39.0 million, or 46.8% of net sales, for the year ended December 31, 1998. The increase in our cost of sales for 1999 over cost of sales for 1998 primarily was due to the inclusion of companies we acquired for the entire year. Because these brands operate with lower profit margins than our other products our cost of sales as a percentage of sales increased 3.3%.

     GROSS PROFIT

     We realized gross profit of $53.8 million, or 49.9% of net sales, for the year ended December 31, 1999, as compared to $44.4 million, or 53.2% of net sales, for the year ended December 31, 1998 compared to gross profit of $19.7 million, or 54.0% of net sales, for the year ended December 31, 1997. Our increases in sales, cost of sales, and gross profit were the result of an acquisition made during 1998 and accordingly are not comparable to similar amounts in 1998.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses were $73.6 million, or 68.3% of net sales, for the year ended December 31, 1999 compared with $31.6 million, or 37.9% of net sales for the year ended December 31, 1998. The increase in selling, general, and administrative expenses resulted in part from the acquisitions completed during 1998 having, on average, a higher percentage of selling, general, and administrative expenses than our existing business. The increase is also attributable to $13.2 million in bad debt expense (See Responses to Current Issues), which included $1.4 million related to canceled distributors for the Body Drench division, $2.0 million in litigation reserves and legal fees and $2.0 million of advertising costs related to new packaging and new brands.

     Non-recurring charges include $13.4 million impairment of goodwill for the Gena, Pro Finish, and Alpha 9 brands recorded in 1999. In November 1998, we began a centralization and process reengineering initiative to further integrate and consolidate our acquired businesses with the goal of achieving additional operating efficiencies and improved customer service. The initiative was completed during 1999. In connection with the centralization business process reengineering activities, we recorded charges of $422,000 and $1.4 million during 1998 and 1999, respectively.

     EXTRAORDINARY ITEM

     In June 1999, we entered into a $90.0 million credit facility (the 1999 Credit Facility). Proceeds from the 1999 Credit Facility were used to repay the prior credit facility and working capital needs. We reported an extraordinary, non-cash charge of approximately $1.7 million, or $(0.42) per diluted share, related to unamortized financing costs associated with the prior credit facility.

     INTEREST EXPENSE AND OTHER

     Interest expense and other increased by 115% to $19.8 million from $9.2 in 1998. Interest expense increased by $8.7 million from $9.1 million in 1998 to $17.8 million due to increased debt incurred during 1999. Included in interest expense and other is $1.7 million of loss on disposal of assets in connection with our centralization initiatives.

     NET INCOME (LOSS)

     We incurred a net loss of $50.2 million, or $(12.33) per diluted share, for the year ended December 31, 1999 before the extraordinary item discussed above. After the extraordinary item, net loss for the year ended December 31, 1999 was $51.9 million, or $(12.75) per diluted share. Net income for the year ended December 31, 1998 was $1.7 million, or $0.38 per diluted share, before the extraordinary item discussed below. After the extraordinary item, net income for the year ended December 31, 1998 was $0.6 million, or $0.13 per diluted share.

     INCOME  (LOSS)  FROM  OPERATIONS  AND  EARNINGS  BEFORE  INTEREST,   TAXES,
     DEPRECIATION, AND AMORTIZATION (EBITDA)

     Loss from operations was $34.7 million for the year ended December 31, 1999, a decrease of $47.0 million, over income from operations of $12.3 million for the year ended December 31, 1998. Earnings (loss) before interest, taxes, depreciation, and amortization ("EBITDA") was $(15.5) million for the year ended December 31, 1999, a decrease of $33.0 million over EBITDA of $17.5 million for the year ended December 31, 1998. EBITDA is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of operating performance or to net cash provided by operating activities as a measure of liquidity.  We believe  EBITDA is a measure  commonly reported and widely used by analysts, investors, and other interested parties who monitor business performance. Accordingly, we have disclosed this information to permit a more complete comparative analysis of our operating performance.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1998

     NET SALES

     Net sales for the year ended December 31, 1998 were $83.4 million as compared to net sales of $36.5 million for the year ended December 31, 1997. The $46.9 million or 128%, increase in net sales was due primarily to the addition of the operating results of the brands acquired during 1998, which included the results of Pro Finish from May 1, 1998 to December 31, 1998; European Touch and European Touch Spa from June 1, 1998 to December 31, 1998; and Framesi USA from August 1, 1998 to December 31, 1998. The increase in sales also was due to growth in the Company's existing brands, particularly the ABBA hair care brand, which introduced new packaging during the third quarter of 1998.

     COST OF SALES

     Cost of sales were $39.0 million, or 46.8% of net sales, for the year ended December 31, 1998, as compared to cost of sales of $16.8 million, or 46.0% of net sales, during the year ended December 31, 1997.

     GROSS PROFIT

     We realized gross profit of $44.4 million, or 53.2% of net sales, for the year ended December 31, 1998, as compared to gross profit of $19.7 million, or 54.0% of net sales, for the year ended December 31, 1997. Our increases in sales, cost of sales, and gross profit were the results of acquisitions made during 1998 and accordingly are not comparable to similar categories in 1997.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses were $31.6 million, or 37.9% of net sales, for the year ended December 31, 1998, before recording centralization and reengineering costs of approximately $422,000. Selling, general, and administrative expenses including the centralization and reengineering costs amounted to $32.0 million, or 38.4% of net sales, for the year ended December 31, 1998 compared with $12.2 million, or 33.4% of net sales for the year ended December 31, 1997. The increase in selling, general, and administrative expenses resulted in part from the acquisitions completed during 1998 having, on average, a higher percentage of selling, general, and administrative expenses than our existing business. The increase also is attributable to the resulting increases in the amortization of goodwill of the businesses acquired during 1998. In addition, expenses during 1998 included planned increases in sales and marketing costs in the fourth quarter in preparation for new products and distribution for 1999.

     On November 5, 1998, we announced that we would centralize our operations in Scottsdale, Arizona and outsource segments of our production and warehousing functions. These initiatives are part of the further integration and consolidation of our acquired businesses with the goal of obtaining additional operating efficiencies and positioning us for internal growth. We also announced that we would take advantage of new capabilities in computer technologies by combining the reengineering of our business processes with an Enterprise
Resource Planning information technology transformation, which we expect will improve operating efficiencies and customer service.

     These initiatives took place during the fourth quarter of 1998 and throughout 1999. In connection with the centralization and business process reengineering activities, we anticipated approximately $1.5 million (before income taxes) in non-recurring reengineering costs, which were reflected in our income statement as incurred. Over the same period, we invested approximately $3.0 million in capital expenditures related to our information technology transformation. The costs of reengineering and information technology were accounted for under recently issued accounting pronouncements, Emerging Issues

Task Force Issue No. 97-13, "Accounting for Costs Incurred In Connection With a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation," Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Statement of Position 95-3, "Recognition of Liabilities In Connection with a Purchase Business Combination."

     EXTRAORDINARY ITEM

     In June 1998, we issued $100.0 million of 10 7/8% Senior Subordinated Notes due 2008 in an offering exempt from registration under the Securities Act. A portion of the proceeds from the offering was used to repay our then existing $75.0 million credit facility. The Company reported an extraordinary, non-cash charge during the quarter ended June 30, 1998 of approximately $1.1 million, net of taxes, or $(0.25) per diluted share, related to unamortized financing costs associated with the credit facility.

     NET INCOME

     We earned net income of $1.7 million, or $0.38 per diluted share, for the year ended December 31, 1998 before the extraordinary item discussed above. After the extraordinary item, net income for the year ended December 31, 1998 was $0.6 million, or $0.13 per diluted share. Net income for the year ended December 31, 1997 was $3.2 million, or $0.77 per diluted share, before the extraordinary item discussed below. After the extraordinary item, net income for the year ended December 31, 1997 was $1.8 million, or $0.43 per diluted share.

     INCOME FROM OPERATIONS AND EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION & AMORTIZATION (EBITDA)

     Income from operations was $12.3 million for the year ended December 31, 1998, an increase of $4.8 million, or 64%, over income from operations of $7.5 million for the year ended December 31, 1997. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") was $17.5 million for the year ended December 31, 1998, an increase of $8.1 million, or 86%, over EBITDA of $9.4 million for the year ended December 31, 1997. EBITDA is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of operating performance or to net cash provided by operating activities as a measure of liquidity. We believe EBITDA is a measure commonly reported and widely used by analysts, investors, and other interested parties who monitor business performance. Accordingly, we have disclosed this information to permit a more complete comparative analysis of its operating performance.

SEASONALITY

     We have experienced moderate seasonality in quarterly operating results due mainly to the effect of the seasonality of the indoor tanning season on the operating results of the Body Drench and Suntopia product lines.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital position decreased to a deficit of $46.8 million at December 31, 1999 from $30.6 million at December 31, 1998. The decrease of $77.4 million is primarily due to default on the 1999 Credit Facility resulting in current classification of outstanding debt and operating losses incurred during the year. Our working capital position at December 31, 1998 was primarily the result of the completion of the acquisitions completed during 1998 and our results of operations for the year ended December 31, 1998.

     As of December 31, 1999, our cash and equivalents were $1.2, a decrease of $2.8 million from December 31, 1998. Cash used in operations for the year ended December 31,1999 was $28.1 million compared to $6.8 million during 1998. Cash used in operating during 1999 was primarily attributable to our net loss and an increase in inventory partially offset by non-cash items such as provision for uncollectable accounts, valuation allowance for deferred taxes, impairment of goodwill and depreciation and amortization.

     Cash used in investing activities during the year ended December 31, 1999 was $2.1 million compared to $6.9 million during 1998. Cash used in investing activities for the year ended December 31, 1999 included acquisition of additional shares of Ft. Pitt Acquisition, Inc. for $359,000 in cash and an investment of $4.1 million in our information technology transformation system, partially offset by an increase in bank overdraft of $2.2 million at December 31, 1999. The information technology transformation was completed during 1999 and we do not anticipate any further significant investment during 2000.

     Cash provided by financing activities during the year ended December 31, 1999 was $27.4 million compared to $76.6 million during 1998.

     In June 1999, we entered into a $90.0 million credit facility (the 1999 Credit Facility) maturing on June 30, 2004 that bears variable interest, determined at prime plus 1.75% averaging 9.5% during 1999, payable monthly. All outstanding amounts on the 1999 Credit Facility were at an interest rate of 10.25% at December 31, 1999. The proceeds were used to repay the 1998 Credit Facility ($58.2 million) and for working capital purposes ($29.4 million). The 1999 Credit Facility is collateralized by substantially all of our assets. We issued $100 million of Notes in June 1998. Interest payments are due on January and July 1 of each year with the principal due upon maturity. As of December 31, 1999, the Company was not in compliance with certain financial and non-financial covenants of the Notes and the 1999 Credit Facility.

     During July 2000 we entered into the Restructuring Agreement with 81% of the bondholders of the Notes. The Restructuring Agreement requires that all $100 million of the Notes be converted into equity and includes a provision that allows us to effect the debt-for-equity exchange through a plan of reorganization that would be effected through a voluntary filing under Chapter 11 of the Bankruptcy Code. On August 31, 2000, we filed a voluntary petition under Chapter 11 of the Bankruptcy Code. The bankruptcy case was filed in order to implement the financial restructuring pursuant to the Restructuring Agreement. We anticipate that 100% of the Notes will convert into 90% of our equity after we emerge from bankruptcy pursuant to the Restructuring Agreement. The current stockholders and management will each receive 5% of our post bankruptcy equity plus warrants to acquire an additional 9% of such equity over five years.

     Our plan of reorganization is subject to approval by the Bankruptcy Court and there is no certainty that our plan will succeed. We believe despite the financial uncertainties in the near future, we have developed a business plan that if successfully funded and executed as part of the restructuring can improve our operating results. We will need to secure additional financing or renegotiate our existing credit facility, which we are in default of, to execute our plan. We cannot assure you that we will secure adequate financing on favorable terms, if at all.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS. At December 31, 1999, we did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We hold no investment securities that would require disclosure on market risk.

     PRIMARY MARKET RISK EXPOSURES. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We incur interest expense on loans made under the Notes at an interest rate, which is fixed, for a maximum of ten years. At December 31, 1999, our outstanding borrowings on the Notes were $100 million, at an interest rate of 10.875%. We also incur interest on loans made under a revolving line of credit at a variable interest rate which was 10.25% at the end of 1999. At December 31, 1999, the Company's total outstanding borrowings on the instrument was approximately $68.8 million.

     Substantially all of our business outside the United States is conducted in U.S. dollar denominated transactions. We have a sales division located in the United Kingdom. Some of the expenses of this foreign subsidiary are denominated in the British pound sterling. These expenses include local salaries and wages, utilities, and some operating supplies. However, we believe that the operating expenses currently incurred in foreign currency are immaterial, and therefore any associated market risk is unlikely to have a material adverse effect on the Company's business, results of operations, or financial condition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information regarding our directors and executive officers.

NAME                            AGE    POSITION
----                            ---    --------
Sam L. Leopold ..............    46    Chairman of the Board, President, and
                                       Chief Executive Officer
James Yeager ................    50    Executive Vice President, Chief Financial
                                       Officer, Treasurer, and Secretary
Allen J. Smith...............    60    Executive Vice President - Sales
Paula Malloy.................    42    Executive Vice President - Marketing
James A. Brooks .............    70    Director
Peter W. Burg ...............    45    Director
Michael H. Feinstein ........    65    Director

     SAM L. LEOPOLD, a founder of our company, has served as our Chairman of the Board and Chief Executive Officer since our incorporation in June 1995 and as our President since February 1998. Mr. Leopold previously owned and served as President and Chairman of Beauty Boutique International, which was founded in 1990 and operated three retail beauty salons in Arizona. From 1986 to 1991, Mr. Leopold served as Executive Vice President of Consumer Beauty Supply, Inc. (dba Beauty Express), a mall-based retail chain of beauty supply salons. During that time, Mr. Leopold was responsible for day-to-day operations and oversaw the growth and development of Beauty Express from fewer than 20 retail salons to more than 50 retail salons. From 1989 to 1991, Mr. Leopold served as President of Avanti International, Inc. and developed a line of hair care products.

     JAMES YEAGER has served as Executive Vice President, Chief Financial Officer, Treasurer, and Secretary since June, 2000. Prior to joining us, Mr. Yeager served as Vice President-Finance, Secretary and Treasurer of Main Street and Main Incorporated, a publicly held company and the world's largest franchisee of T.G.I. Friday's restaurants, from January 1999 until May, 2000 and as their Corporate Controller from June 1997 to January 1999. Mr. Yeager was Chief Financial Officer of Restaurants of America, Inc., a multiple concept restaurant company. Prior to that, he was Chief Financial Officer of an engineering and high-tech manufacturing company, a multi-office law firm, a 160 unit chain of retail drug stores, a 60 unit chain of retail drug stores, and a full-service real estate investment and management company. Mr. Yeager began his career as a manager and a partner in a local public accounting firm in Dallas, Texas where he worked from 1972 to 1983.

     ALLEN J. SMITH was named Executive Vice President -- Sales during August 1999. Prior to that, Mr. Smith served as our Senior Vice President -- Operations from November 1998 to August 1999. Mr. Smith served as Vice President of Company Owned Distribution at Sebastian International from September 1996 to November
1998, and as General Manager, Northern California of that company during September 1993 to September 1996.

     PAULA MALLOY was named Executive Vice President -- Marketing during August 1999. Prior to that, Ms. Malloy served as our Vice President -- Education and New Product Development from November 1998 to August 1999. Ms. Malloy has also served as Senior Director -- Education and Research & Development of Sebastian International from November 1997 to November 1998, and as Director of Education of that company from April 1995 to November 1997.

     JAMES A. BROOKS has served as a director of our company since September 1996. Mr. Brooks has been President of Signe Inc., a management consulting firm for major consumer product companies and a variety of salon industry companies, since founding that company in December 1984. Mr. Brooks served as Senior Vice President of Sales and Marketing of Lamaur, Inc. from 1983 to 1984, at that time a publicly traded company listed on the New York Stock Exchange and a leading domestic producer and marketer of a broad range of hair care products. Mr. Brooks served as Senior Vice President of Sales and Marketing of Redken Laboratories, Inc. from 1977 to 1983.

     PETER W. BURG has served as a director of our company since February 1997. Mr. Burg has been a director and shareholder in the law firm of Burg Simpson Eldredge Hersh & Houliston, P.C. (and its predecessor Burg & Aspinwall, P.C.) since October 1984.

     MICHAEL H. FEINSTEIN has served as a director of our company since June 1997. Mr. Feinstein is the Chief Financial Officer of AutoTradeCenter.com, a public company engaged in the business of wholesale remarketing of used automobiles and trucks both through land based operations and the Internet. Mr. Feinstein served as President and Chief Executive Officer of Automated Solutions, Inc., a privately held Arizona company, from July 1998 until October 1999. Mr. Feinstein also serves as a director of Automated Solutions, Inc. Mr. Feinstein served as a consultant to Samoth Capital Corporation, a publicly owned real estate company, from April 1998 to July 1998. Mr. Feinstein served as Senior Vice President and Chief Financial Officer of Monaco Finance, Inc., a publicly held specialty finance company, from July 1995 to April 1998. From September 1993 to July 1995, Mr. Feinstein served initially as Executive Vice President and subsequently as acting President and Chief Executive Officer of American Southwest Financial Corporation, which engages in the securitization and administration of mortgage-backed bonds and certificates. From January 1983 through September 1993, Mr. Feinstein served in various senior management positions, including, at different times, Chief Financial Officer, Treasurer, Chief Operating Officer, and Executive and Senior Vice President of Asset Investors Corporation, a New York Stock Exchange-listed Real Estate Investment Trust (REIT), and MDC Holdings Inc., a New York Stock Exchange-listed national homebuilder. Prior to 1983, Mr. Feinstein was a partner in the public accounting firm now known as Deloitte & Touche.

     Directors hold office until their successors have been elected and qualified. Officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our directors or officers.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the total compensation received for services rendered in all capacities to us for the fiscal years ended December 31, 1997, 1998, and 1999 by our Chief Executive Officer and our other most highly compensated officer whose aggregate cash compensation exceeded $100,000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                          LONG-TERM
                                                                        COMPENSATION
                                                                        -------------
                                                                           AWARDS
                                                                        -------------
                                            ANNUAL COMPENSATION          SECURITIES     ALL OTHER
                                       ------------------------------    UNDERLYING   COMPENSATION
                                       YEAR    SALARY($)(1)  BONUS($)   OPTIONS(#)(2)    ($)(3)
                                       ----    ------------  --------   -------------    ------
SAM L. LEOPOLD ...................     1999     $300,900     $     --          --        $5,000
   Chairman of the Board, Chief        1998     $200,000     $280,000     325,000(4)     $3,750
   Executive Officer, and              1997     $150,000           --     200,000            --
   President

RICHARD R. ROSS(5) ...............     1999     $166,005     $     --          --        $3,340
   Executive Vice President, Chief     1998     $150,000     $122,500     125,000(6)     $1,563
   Financial Officer, Treasurer,       1997     $ 86,667           --      79,530            --
   and Director

ALLEN SMITH ......................     1999     $176,150           --      10,000        $3,116
   Executive Vice President-Sales      1998     $ 21,632           --          --            --

PAULA MALLOY .....................     1999     $124,000           --       7,000        $1,654
   Executive Vice
   President-Marketing                 1998     $ 14,449           --          --            --

----------
(1) Other annual compensation did not exceed 10% of the total salary and bonus for any of the Named Executive Officers.

(2) The exercise prices of all stock options granted were equal to the fair market value of our common stock on the date of grant.

(3) Amounts shown for fiscal 1998 represent matching contributions made by us to our 401(k) Plan.

(4)  Includes 125,000 options that were cancelled in December 1998.

(5)  Mr. Ross resigned from his position in March 2000.

(6)  Includes 50,000 options that were cancelled in December 1998.

OPTION GRANTS

     The following table sets forth certain information regarding options granted to the Named Executive Officers during the fiscal year ended December 31, 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                      POTENTIAL REALIZABLE
                                            INDIVIDUAL GRANTS                           VALUE AT ASSUMED
                     -------------------------------------------------------------        ANNUAL RATES
                       NUMBER OF      % OF TOTAL                                         OF STOCK PRICE
                       SECURITIES       OPTIONS                                         APPRECIATION FOR
                       UNDERLYING     GRANTED TO                                         OPTION TERM(2)
                        OPTIONS      EMPLOYEES IN        EXERCISE       EXPIRATION      -----------------
                     GRANTED(#)(1)    FISCAL YEAR      PRICE ($/SH)        DATE         5%($)      10%($)
                     -------------    -----------      ------------     ----------      -----      ------
Sam L. Leopold .....        --              --               --                --           --          --

Richard R. Ross ....        --              --               --                --           --          --

Allen Smith ........    10,000            14.2%           10.13           8/12/09       63,700     161,400
                        10,000            14.2%           10.13           8/12/09       63,700     161,400

Paula Malloy .......     8,000            11.3%           10.13           8/12/09       50,960     129,120

----------
(1) The options were granted at the fair market value of the shares on the date of grant and have 10-year terms. One-third of the options vest and become exercisable on each of the first, second, and third anniversaries of the date of grant.

(2) Calculated from a base price equal to the exercise price of each option, which was the fair market value of the common stock on the date of grant. Potential gains are net of the exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with the rules of the SEC and do not represent our estimate or projection of the future price of our common stock. Actual gains, if any, on stock option exercises will depend upon the future market prices of our common stock.

OPTION EXERCISES AND HOLDINGS

     The following table represents information on options exercised in the last fiscal year by the Named Executive Officers and the value of each such officer's unexercised options at December 31, 1999.

                         AGGREGATED OPTION EXERCISES IN
                              LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                               UNDERLYING UNEXERCISED          IN THE MONEY OPTIONS
                    SHARES        VALUE    OPTIONS AT FISCAL YEAR-END (#)   AT FISCAL YEAR-END ($)(2)
                  ACQUIRED ON   REALIZED   ------------------------------   --------------------------
      NAME        EXERCISE (#)   ($)(1)    EXERCISABLE      UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
      ----        ------------   ------    -----------      -------------   -----------  -------------
Sam L. Leopold         --          --        233,334             166,666       $  --         $  --
Richard R. Ross        --          --         69,386              80,144       $  --         $  --
Allen Smith            --          --             --              20,000       $  --         $  --
Paula Malloy           --          --             --               8,000       $  --         $  --

----------
(1) Calculated based on the market price at exercise multiplied by the number of options exercised less the total exercise price of the options exercised.

(2) The exercise prices of all options held by the Named Executive Officers are greater than or equal to the closing sales price per share of the common stock as quoted on the Nasdaq National Market on November 29, 1999 when our common stock was delisted.

EMPLOYMENT AGREEMENTS

     Our employment agreement with Mr. Leopold provides for Mr. Leopold to serve as our Chairman of the Board, President, and Chief Executive Officer through May 2004. Mr. Leopold will receive a base salary of $375,000 per annum, subject to annual review by the Compensation Committee beginning July 1, 2001. The employment agreement will be automatically renewed for successive five-year terms.

     In the event of Mr. Leopold's death, at any time and from time to time during the 12-month period thereafter, his beneficiary will have the right to require us to repurchase any or all of our common stock owned by Mr. Leopold at the time of his death at their aggregate closing market price as of the date of the election to sell. We will not, however, be obligated to purchase any shares to the extent that the aggregate purchase price of all of the shares exceeds $5.0 million, or if any such purchase would cause us to become insolvent or would result in an event of default under any of our loan or credit agreements. In the event that we cannot purchase all of such shares, Mr. Leopold's beneficiary may request us to register such stock to enable the beneficiary to sell the shares to the public.

     Mr. Leopold may not

     - compete with us during the term of the employment agreement and for a five-year period after its termination,

     - take actions intended to solicit our employees to terminate their employment relationship with us during the term of the employment agreement and for a two-year period after its termination, and

     - at any time make unauthorized use or disclosure of our confidential information.

     Immediately prior to a change of control of our company, Mr. Leopold will receive an amount equal to five times his then-current salary plus an amount equal to five times any incentive compensation paid to him for the prior fiscal year, both payable in a single sum. In addition, Mr. Leopold will receive

     - continuation of all of his benefits that he received from us, unless he becomes eligible for any equivalent benefits provided by another employer, and

     - outplacement services selected by him with a value of up to 12 months salary.

     Mr. Leopold may expressly waive any of the payments above as a precondition to a change of control of our company. If his employment is terminated within the three-year period immediately after such change of control, however, he will be entitled to receive such benefits as of the date of his termination. Any payments made under the change of control agreement will be reduced on a dollar-for-dollar basis to the extent that we are required to make any payments under the severance provisions of the employment agreement. Mr. Leopold's change of control agreement also provides for a gross-up for the excise tax on any amounts that are treated as excess parachute payments under the Internal Revenue Code.

     In the event of a change of control, Mr. Leopold will have the right to exercise any outstanding option to purchase our common stock, whether or not such option is vested. If Mr. Leopold is not able to sell all of his shares of our common stock at the same price as other stockholders, Mr. Leopold may request us to register such stock to enable him to sell the shares to the public. In the event that the net proceeds received by Mr. Leopold in connection with such sale to the public is less than the highest per share consideration received by any other stockholder for his or her shares of our common stock in connection with the change of control, we will pay Mr. Leopold an amount per share equal to the difference between the maximum per share consideration received by any stockholder, and the average per share price received by Mr. Leopold.

     The Internal Revenue Code currently limits the deductibility for federal income tax purposes of compensation paid to our five most highly compensated executive officers. We may deduct certain types of compensation paid to any of these individuals only to the extent that such compensation during any fiscal year does not exceed $1.0 million. Certain provisions of the employment and change of control agreements, if triggered, could limit our ability to deduct compensation paid to Mr. Leopold and our other executive officers.

1996 STOCK OPTION PLAN

     The 1996 Stock Option Plan, as amended, (the 1996 Plan) provides for the grant of options to purchase shares of our common stock. The 1996 Plan is intended to promote our interests by providing key employees, members of our board of directors, consultants, and independent contractors who provide valuable services to us with the opportunity to acquire, or otherwise increase, their proprietary interest in our company as an incentive to remain in service to us.

     The 1996 Plan is divided into the discretionary grant program and the automatic option program. The discretionary grant program provides for the granting of options to acquire our common stock, the direct granting of our common stock, the granting of stock appreciation rights, or the granting of other cash awards. Options and awards under the 1996 Plan may be issued to executives, key employees, and others providing valuable services to us or our subsidiaries. Options issued under the 1996 Plan may be incentive stock options or nonqualified stock options. The automatic option program provides for the automatic grant of options to acquire our common stock granted to members of our board of directors who are not employed by us.

     An aggregate of 1,000,000 shares of our common stock may be issued under the 1996 Plan. If any change is made in the stock subject to the 1996 Plan, or subject to any option or award granted under the 1996 Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, split-up, combination of shares, exchange of shares, change in corporate structure, or otherwise), the 1996 Plan provides that appropriate adjustments will be made as to the maximum number of shares subject to the 1996 Plan and the number of shares and exercise price per share of stock subject to outstanding options and awards. The 1996 Plan will remain in force until September 2006.

     To the extent that granted options are incentive stock options, the terms and conditions of those options must be consistent with the qualification requirements set forth in the Internal Revenue Code of 1986. Options that are incentive stock options may be granted only to our key personnel (and our subsidiaries) who are also our employees (or our subsidiaries). The maximum number of shares of stock with respect to which options or stock appreciation rights may be granted to any employee during the term of the 1996 Plan may not exceed 50% of the shares of stock covered by the 1996 Plan.

     To exercise an option, the optionholder will be required to provide us written notice of his or her election to exercise the option and deliver to us full payment of the exercise price for the number of shares as to which the option is being exercised. Generally, options can be exercised by delivery of cash, check, or shares of our common stock.

     Awards granted in the form of stock appreciation rights entitle the recipient to receive a payment equal to the appreciation in market value of a stated number of shares of common stock from the price stated in the award agreement to the market value of the common stock on the date first exercised or surrendered. Awards granted in the form of stock awards entitle the recipient to receive common stock directly. Cash awards entitle the recipient to receive direct payments of cash depending on the market value or the appreciation of our common stock or other securities.

     Under the automatic option program, each new independent member of our board of directors automatically will receive an option to acquire 5,000 shares of common stock on the date of his or her first appointment or election to our board of directors. In addition, each year at the meeting of our board of directors held immediately after our annual meeting of stockholders, each independent member of our board of directors automatically will be granted an option to acquire an additional 2,500 shares of common stock. Each automatic option will become exercisable and vest on the first anniversary of the applicable grant date. An independent member of the board of directors is not eligible to receive an annual automatic option if the grant date is within 90 days of such independent member receiving an initial automatic option. The exercise price per share of common stock subject to each automatic option is equal to 100% of the fair market value per share on the date of the grant. If an independent director ceases to serve as a director, all automatic options that are not vested as of the date of cessation will immediately terminate.

1998 EMPLOYEE STOCK OPTION PLAN

     The purpose of the 1998 Employee Stock Option Plan (the "1998 Plan") is to further our interests and our stockholders by encouraging employees associated with us to acquire shares of our common stock, thereby acquiring a proprietary interest in its business and an increased personal interest in its continued success and progress. The 1998 Plan provides for the grant of nonqualified options to acquire our common stock.

     A maximum of 150,000 shares of common stock may be issued under the 1998 Plan. If any option expires or terminates without having been exercised in full, stock not issued under such option will again be available for the purposes of the 1998 Plan. If shares of stock are used to pay for the exercise price, those shares will be added to the shares available under the 1998 Plan. If any change is made in the stock subject to the 1998 Plan or subject to any option granted under the 1998 Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, split-up, combination of shares, exchange of shares, change in corporate structure, or otherwise), the 1998 Plan provides that appropriate adjustments will be made as to the maximum number of shares subject to the 1998 Plan and the number of shares and exercise price per share of stock subject to outstanding options. The 1998 Plan will remain in effect until May 4, 2008.

     Options may be granted under the 1998 Plan only to persons who at the time of grant are our employees or consultants. Any executive officer (as that term is defined in Rule 16a-1(f) under the Exchange Act) or director, and all persons who own 10% or more of our issued and outstanding stock are not eligible to receive options under the 1998 Plan.

     To exercise an option, the optionholder will be required to provide us written notice of his or her election to exercise the option and deliver to us full payment of the exercise price for the number of shares as to which the option is being exercised. Generally, options can be exercised by delivery of cash, check, or shares of our common stock.

     As of September 30, 2000, 100,000 shares of common stock have been issued upon exercise of options granted under the 1996 Plan and 1998 Plan and there were 800,000 options outstanding under the 1996 Plan and the 1998 Plan.

401(k) PROFIT SHARING PLAN

     In April 1998, we established a defined contribution plan that qualifies as a cash or deferred profit sharing plan under Sections 401(a) and 401(k) of the Internal Revenue Code. Under the 401(k) plan, participating employees may defer from 1% to 20% of their pre-tax compensation, subject to the maximum allowed under the Internal Revenue Code. We will contribute $1.00 for each dollar contributed by the employee, up to a maximum contribution of 4% of the employee's contribution. In addition, the 401(k) plan provides that we may make an employer profit sharing contribution in such amounts as may be determined by our board of directors. Our matching contributions vest 25% each year the employee remains in service, and employees will be fully vested after four years of service. If the employee terminates service to us, any unvested portion of our matching contribution will remain in the 401(k) plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information with respect to beneficial ownership of our common stock on August 31, 2000 by (1) each director; (2) each executive officer; (3) all our directors and executive officers as a group; and (4) each person known by us to be the beneficial owner of more than 5% of our common stock.

                                                               SHARES BENEFICIALLY
NAME OF BENEFICIAL OWNER(1)                                        OWNED(1)(2)        PERCENT
---------------------------                                        -----------        -------
DIRECTORS AND EXECUTIVE OFFICERS:
Sam L. Leopold...............................................      1,182,851(3)        26.9%
James Yeager.................................................             --             *
Allen Smith..................................................             --             *
Paula Malloy.................................................             --             *
James A. Brooks..............................................          2,500(4)          *
Peter W. Burg................................................         16,075(5)          *
Michael H. Feinstein.........................................          7,500(4)          *
Directors and executive officers as a group (nine persons)...      1,208,926(6)        28.0%

5% STOCKHOLDERS:
Lance Laifer.................................................        722,800(7)        17.8%
Friedman, Billings, Ramsey Group, Inc. ......................        421,800(8)        10.4%
Hilltop Partners, L.P........................................        363,100(7)         8.9%
Wentworth, Hauser & Violich..................................        312,175(9)         7.3%
Putnam Investments, Inc......................................        248,963(10)        6.1%
Jon D. Gruber................................................        248,000(11)        6.1%
J. Patterson McBaine.........................................        229,300(11)        5.6%
David L. Babson Company Incorporated                                 216,600(12)        5.3%

----------
*    Less than one percent

(1) Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Except as otherwise indicated, each of such persons may be reached through our offices at 7400 East Tierra Buena Lane, Scottsdale, Arizona 85260.

(2) The percentages shown are calculated based upon 4,068,170 shares of common stock outstanding on August 31, 2000. The numbers and percentages shown include the shares of common stock actually owned as of August 31, 2000 and the shares of common stock that the person or group had the right to acquire within 60 days of August 31, 2000. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of August 31, 2000 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3) Includes 325,000 shares of common stock issuable upon the exercise of stock options.

(4) Represents shares of common stock issuable upon the exercise of stock options.

(5) Includes 10,000 shares of common stock issuable upon the exercise of stock options.

(6) Includes 345,000 shares of common stock issuable upon the exercise of stock options.

(7) Mr. Laifer, as the President, sole director, and principal stockholder of Laifer Capital Management, Inc., may be deemed to be the beneficial owner of 363,100 shares of common stock beneficially owned by Laifer Capital Management, Inc. in its capacity as General Partner and Investment Advisor to Hilltop Partners, L.P., and 359,700 shares of common stock beneficially owned by Laifer Capital Management, Inc. in its capacity as Investment Advisor to various other clients. These clients include (i) various Wolfson family entities, and (ii) Hilltop Offshore Limited. Laifer Capital Management, Inc. has sole voting and dispositive power with respect to the 363,100 shares of common stock beneficially owned by Hilltop Partners, L.P. Laifer Capital Management, Inc. also has sole voting and dispositive power with respect to 49,200 shares of common stock owned by Hilltop Offshore Limited and shared voting and dispositive power with respect to 310,500 shares of common stock beneficially owned by the various Wolfson family entities. The address of Mr. Laifer and Hilltop Partners, L.P. is 45 West 45th Street, New York, NY 10036. Beneficial ownership information is based upon a Schedule 13D/A filed with the SEC dated as of January 8, 1999.

(8) Friedman, Billings, Ramsey Group, Inc.'s principal address is 1001 19th Street North, Arlington, VA 22209-1710. Beneficial ownership information is based upon a Schedule 13D/A filed with the SEC dated as of June 12, 2000.

(9) Wentworth, Hauser & Violich's principal address is 333 Sacramento St., San Francisco, CA 94111. Beneficial ownership information is based upon a
     Schedule 13D/A filed with the SEC dated as of March 17, 2000.

(10) Represents shares of common stock beneficially owned by Putnam Investments, Inc. ("PI"), a wholly owned subsidiary of Marsh & McLennan Companies, Inc. ("M&MC"), each of which is a registered investment adviser. All of such shares are beneficially owned by subsidiaries of PI that are registered investment advisers. PI has shared dispositive power with respect to all of such shares, and shared voting power with respect to 10,263 of such shares. PI and M&MC disclaim beneficial ownership of such shares, and disclaim any power to vote or dispose of such shares. PI's principal address is One Post Office Square, Boston, Massachusetts, 02109. Beneficial ownership information is based upon a Schedule 13G filed with the SEC dated as of February 11, 1999.

(11) Represents shares of common stock  beneficially  owned by Jon D. Gruber and
     J. Patterson McBaine in their capacities as the sole directors and executive officers of Gruber and McBaine Capital Management and various other entities controlled by Messrs. Gruber and McBaine. Mr. Gruber has shared voting power and shared dispositive power with respect to 217,300 of such shares, and sole voting power and sole dispositive power with respect to 30,700 of such shares. Mr. McBaine has shared voting power and shared dispositive power with respect to 217,300 of such shares, and sole voting power and sole dispositive power with respect to 12,000 of such shares. The principal address of Messrs. Gruber and McBaine is 50 Osgood Place, Penthouse, San Francisco, California, 94133. Beneficial ownership information is based upon a Schedule 13G filed with the SEC dated as of December 9, 1997.

(12) David L. Babson and Company Incorporated's principal address is One Memorial Drive, Cambridge, MA 02412-1300. Beneficial ownership information is based upon a Schedule 13D/A filed with the SEC dated as of February 10, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

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

     (b)  REPORTS ON FORM 8-K

          Not applicable.

     (c)  EXHIBITS

 EXHIBIT NO.                   DESCRIPTION OF EXHIBIT
 -----------                   ----------------------
     3.1       First Amended and Restated  Certificate of  Incorporation  of the
               Registrant
     3.3       Bylaws of the Registrant(1)
     4.1       Specimen of Stock Certificate(1)
     4.2       Specimen of Redeemable Common Stock Warrant(1)
     4.3       Form of Warrant issued to Credit Agricole Indosuez(2)
     4.4       Form of Warrant issued to Bank Boston N.A.(3)
     4.5       Indenture  dated as of June 23,  1998,  by and among the Company, the  Guarantors  Signatories  thereto,  and State Street Bank and
               Trust Company of California, N.A.(4)
     4.6       Form of Global Notes(4)
     4.8       Rights  Agreement,  dated  February  23,  1999,  between  Styling
               Technology  Corporation and American Securities Transfer & Trust,
               Inc.,  as Rights  Agent,  together  with the  following  exhibits thereto; Exhibit A-Form of Certificate of Designation of Series A
               Junior  Participating   Preferred  Stock  of  Styling  Technology
               Corporation;   Exhibit  B-Form  of  Right  Certificate;   Exhibit
               C-Summary  of Rights to  Purchase  Shares of  Preferred  Stock of
               Styling Technology Corporation.(5)
     10.5      Employment Agreement between Registrant and Sam L. Leopold(1)
     10.11     1996 Stock Option Plan(1)
     10.19     Asset Purchase  Agreement  dated as of October 31, 1997 among the
               Registrant, Inverness Corporation, and Inverness (UK) Limited.(6)
     10.20     Transition and  Manufacturing  Agreement dated as of December 10,
               1997 the Registrant and Inverness Corporation.(6)
     10.23     Stock  Purchase  Agreement  dated as of June 23,  1998  among the
               Company and the former shareholders of European Touch, Ltd. II(7)
     10.24     Credit   Agreement   dated  June  30,  1998  among  the  Company,
               BankBoston, N.A., and NationsBank, N.A.(8)
     10.25     Stock Purchase  Agreement  dated as of August 3, 1998,  among the
               Company, Kevin T. Weir, Carol M. Weir, and Dennis M. Katawczik(6)
     10.26     1998 Employee Stock Option Plan(9)
     12        Computation of Ratio of Earnings to Fixed Charges
     21        Subsidiaries of Registrant
     23.1      Consent of Arthur Andersen LLP
     27        Financial Data Schedules

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

(9) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Commission on March 31, 1999.

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

SIGNATURE                            CAPACITY                         DATE
---------                            --------                         ----

/s/ Sam L. Leopold         Chairman of the Board, President,    October 20, 2000
------------------------   and Chief Executive Officer          ----------------
Sam L. Leopold             (Principal Executive Officer)


/s/ James Yeager           Executive Vice President, Chief      October 20, 2000
------------------------   Financial Officer, Treasurer, and    ----------------
James Yeager               Secretary (Principal Financial and
                           Accounting Officer)


/s/ James A. Brooks        Director                             October 20, 2000
------------------------                                        ----------------
James A. Brooks


/s/ Michael H. Feinstein   Director                             October 20, 2000
------------------------                                        ----------------
Michael H. Feinstein

STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedules

                                                                            Page
                                                                            ----
Consolidated Financial Statements
   Report of Independent Public Accountants                                  F-1
   Consolidated Balance Sheets                                               F-2
   Consolidated Statements of Operations                                     F-3
   Consolidated Statements of Stockholders' Equity (Deficit)                 F-4
   Consolidated Statements of Cash Flows                                     F-5
   Notes to Consolidated Financial Statements                                F-6

Financial Statement Schedule
   Valuation and Qualifying Accounts at December 31, 1997, 1998 and 1999    F-30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Styling Technology Corporation:

We have audited the accompanying consolidated balance sheets of STYLING TECHNOLOGY CORPORATION, a Delaware corporation, and subsidiaries (the "Company"), as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1999, and the results of its operations and its cash flows for the years ended December 31, 1997, 1998, and 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial operating losses and net cash outflows in 1999. On August 31, 2000, the Company filed for reorganization under Chapter 11 of the Federal Bankruptcy Code to restructure its debt. Additionally, the Company is subject to several lawsuits and a Securities and Exchange Commission investigation as described in Note 12. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. In the event a plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II listed in Item 14 of Part IV herein is presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             /s/ Arthur Andersen LLP

Phoenix, Arizona
October 18, 2000

STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands except for share data)

                                                              DECEMBER 31,
                                                         ----------------------
                                                            1998         1999
                                                         ---------    ---------
                                     ASSETS

Current Assets:
  Cash and cash equivalents                              $   4,023    $   1,195
  Accounts receivable, net of allowance for
    doubtful accounts of $1,786 and $10,875                 24,812       11,403
  Inventories, net                                          25,599       33,767
  Prepaid expenses and other current assets                  1,375        2,129
                                                         ---------    ---------
     Total current assets                                   55,809       48,494

Property and Equipment, net                                  5,362        5,702
Goodwill and Other Intangibles, net of accumulated
  amortization of $5,188 and $10,378                       139,566      120,468
Other Assets                                                13,336        5,731
                                                         ---------    ---------
                                                         $ 214,073    $ 180,395
                                                         =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Bank overdraft                                         $      --    $   2,189
  Accounts payable                                          12,108       11,168
  Accrued liabilities                                       10,367       10,841
  Current portion of long-term debt and other                2,768       71,106
                                                         ---------    ---------
     Total current liabilities                              25,243       95,304
                                                         ---------    ---------
Deferred Income Taxes                                       19,216        5,901

Long-Term Debt and Other, less current portion             140,366      101,801

Commitments and Contingencies

Stockholders' Equity (Deficit):
  Preferred stock, $.0001 par value, 1,000,000
    shares authorized, no shares issued and
    outstanding                                                --           --
  Common stock, $.0001 par value, 10,000,000 shares
    authorized, 4,876,000 shares issued and 4,068,000
    shares outstanding at December 31, 1998, and 1999           1            1
  Additional paid-in capital                               29,038       29,048
  Retained earnings (accumulated deficit)                   2,009      (49,860)
  Treasury stock, 808,000 shares                           (1,800)      (1,800)
                                                        ---------    ---------
     Total stockholders' equity (deficit)                  29,248      (22,611)
                                                        ---------    ---------
                                                        $ 214,073    $ 180,395
                                                        =========    =========

The accompanying notes are an integral part of these consolidated balance sheets.

STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations for the Year Ended December 31 (in thousands except for share data)

                                                      1997            1998              1999
                                                  -----------      -----------      -----------
Net Sales                                         $    36,505      $    83,366      $   107,790
Cost of Sales                                          16,756           38,998           53,966
                                                  -----------      -----------      -----------
     Gross profit                                      19,749           44,368           53,824
                                                  -----------      -----------      -----------

Selling, General, and Administrative Expenses          12,201           31,619           73,653
Goodwill Impairment                                        --               --           13,438
Centralization and Reengineering Costs                     --              422            1,406
                                                  -----------      -----------      -----------
                                                       12,201           32,041           88,497
                                                  -----------      -----------      -----------
Income (Loss) from Operations                           7,548           12,327          (34,673)
Interest Expense and Other, net                        (1,847)          (9,206)         (19,771)
                                                  -----------      -----------      -----------
Income (Loss) Before Extraordinary Item and
   Income Taxes                                         5,701            3,121          (54,444)
Provision for (Benefit from) Income Taxes               2,537            1,470           (4,288)
                                                  -----------      -----------      -----------
Income (Loss) Before Extraordinary Item                 3,164            1,651          (50,156)
Extraordinary Item, net of tax benefit of
  approximately $882,000, $822,000, and $0,
  respectively                                         (1,377)          (1,091)          (1,713)
                                                  -----------      -----------      -----------
     Net income (loss)                            $     1,787      $       560      $   (51,869)
                                                  ===========      ===========      ===========
Basic Earnings (Loss) per Share:
   Income (loss) before extraordinary item        $      0.80      $      0.41      $    (12.33)
   Extraordinary item                                   (0.35)           (0.27)           (0.42)
                                                  -----------      -----------      -----------
     Net income (loss)                            $      0.45      $      0.14      $    (12.75)
                                                  ===========      ===========      ===========
     Weighted average shares                        3,949,000        4,033,000        4,068,000
                                                  ===========      ===========      ===========
Diluted Earnings (Loss) per Share:
   Income (loss) before extraordinary item        $      0.77      $      0.38      $    (12.33)
   Extraordinary item                                   (0.34)           (0.25)           (0.42)
                                                  -----------      -----------      -----------
     Net income (loss)                            $      0.43      $      0.13      $    (12.75)
                                                  ===========      ===========      ===========
     Weighted average shares                        4,113,000        4,313,000        4,068,000
                                                  ===========      ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands)

                                       COMMON STOCK                    RETAINED
                                  ---------------------   ADDITIONAL   EARNINGS                     TOTAL
                                     SHARES      COMMON    PAID-IN   (ACCUMULATED   TREASURY    STOCKHOLDERS'
                                  OUTSTANDING    STOCK     CAPITAL      DEFICIT)     STOCK     EQUITY (DEFICIT)
                                     -----        ---      -------     --------     -------       --------
Balance, December 31, 1996           3,949        $ 1      $27,456     $   (338)    $(1,800)      $ 25,319
  Issuance of warrants                  --         --          419           --          --            419
  Net income                            --         --           --        1,787          --          1,787
                                     -----        ---      -------     --------     -------       --------

Balance, December 31, 1997           3,949          1       27,875        1,449      (1,800)        27,525
  Issuance of common stock on
    exercise of stock options and
    warrants                           119         --          426           --          --            426
  Tax benefit from stock options
    exercised                           --         --          737           --          --            737
  Net income                            --         --           --          560          --            560
                                     -----        ---      -------     --------     -------       --------

Balance, December 31, 1998           4,068          1       29,038        2,009      (1,800)        29,248
  Issuance of common stock on
    exercise of stock options           --         --           10           --          --             10
  Net loss                              --         --           --      (51,869)         --        (51,869)
                                     -----        ---      -------     --------     -------       --------

Balance, December 31, 1999           4,068        $ 1      $29,048     $(49,860)    $(1,800)      $(22,611)
                                     =====        ===      =======     ========     =======       ========

The accompanying notes are an integral part of these consolidated financial statements.

STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows for the Year Ended December 31 (in thousands)

                                                              1997         1998         1999
                                                            --------     --------     --------
Cash Flows from Operating Activities:
  Net income (loss)                                         $  1,787     $    560     $(51,869)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities-
      Impairment of goodwill and
        loss on disposal and sale of assets                       --           --       16,044
      Depreciation and amortization                            1,846        5,187        7,786
      Interest accretion to note payable                         174          159           --
      Extraordinary loss on early extinguishment of debt       1,377        1,091        1,713
      Provision for uncollectible accounts receivable            710        1,614       13,194
      Increase in deferred tax valuation allowance                --           --      (10,941)
      Changes in assets and liabilities:
        Accounts receivable                                   (6,512)      (6,252)         215
        Inventories, net                                      (2,992)      (8,588)      (8,168)
        Prepaid expenses and other assets                     (1,730)      (2,363)       4,377
        Accounts payable and accrued liabilities               2,960        1,807         (467)
                                                            --------     --------     --------
           Net cash used in operating activities              (2,380)      (6,785)     (28,116)
                                                            --------     --------     --------
Cash Flows from Investing Activities:
  Increase in bank overdraft                                      --           --        2,189
  Purchase of acquired businesses, net of cash acquired      (45,150)     (62,677)        (359)
  Purchases of property and equipment                           (582)      (1,962)      (4,127)
  Changes in other assets, net                                    --       (4,251)         176
                                                            --------     --------     --------
           Net cash used in investing activities             (45,732)     (68,890)      (2,121)
                                                            --------     --------     --------
Cash Flows from Financing Activities:
  Proceeds from credit facility, net of financing costs       71,633       47,298       87,626
  Payments on credit facility                                     --           --      (58,244)
  Proceeds from bond offering, net of financing costs             --       96,400           --
  Exercise of stock options                                       --        1,163           10
  Payments on long-term debt                                 (24,949)     (68,226)      (1,983)
                                                            --------     --------     --------
           Net cash provided by financing activities          46,684       76,635       27,409
                                                            --------     --------     --------
Increase (Decrease) in Cash and Cash Equivalents              (1,428)         960       (2,828)

Cash and Cash Equivalents, beginning of year                   4,491        3,063        4,023
                                                            --------     --------     --------
Cash and Cash Equivalents, end of year                      $  3,063     $  4,023     $  1,195
                                                            ========     ========     ========
Supplemental Disclosure of Cash Flow Information:
   Cash paid (refunded) for income taxes                    $  1,727     $  2,634     $ (2,590)
                                                            ========     ========     ========
   Cash paid for interest                                   $  1,155     $  3,699     $ 16,239
                                                            ========     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. ORGANIZATION OF THE COMPANY

Styling Technology Corporation (the "Company") was formed in June 1995. From June 1995 through November 26, 1996, the Company conducted no operations and its only activities related to negotiating acquisitions and related financing. In November 1996, the Company completed an initial public offering (the Offering) of 3,116,000 shares of its common stock. Simultaneously with the consummation of the Offering, the Company acquired in separate transactions four businesses that develop, produce, and market professional salon products. Prior to the Offering, the Company effected a 0.808-for-1 reverse stock split on all its outstanding common stock. As a result, all share amounts were adjusted to give effect to the reverse split.

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

2. FINANCIAL RESULTS AND LIQUIDITY

During 1999, the Company incurred a $51.9 million loss and used $28.1 million in cash for operations. As a result of the financial difficulties the Company has experienced, the Company did not make the required interest payment due July 1, 2000 on its $100 million Senior Subordinated Notes (the Notes) and is not in compliance with certain provisions of its credit facility (see Note 7).

As of June 28, 2000, as part of the Company's debt restructuring plan, the Company entered into a binding agreement with 81% of the holders of the Notes to convert 100% of the Notes into new equity in the Company. The agreement, which as amended is effective through January 1, 2001, requires that all $100 million of the Notes be converted to equity in the Company and includes a provision that allows the Company to effect the debt-for-equity exchange through a pre-negotiated plan of reorganization if the Company is not able to secure consents from the remaining 19% of its bondholders. If the Note conversion had occurred at December 31, 1999, stockholders' equity would have been approximately $77.4 million and total liabilities would have been $103 million.

On August 31, 2000, the Company and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code and began operating its business as debtors-in-possession under the supervision of the Bankruptcy Court. The Company has attempted to notify all known or potential creditors of the filing for the purpose of identifying all prepetition claims against the Company.

In the Chapter 11 case, substantially all of the liabilities as of the filing date are subject to settlement under a plan of reorganization. Generally, actions to enforce or otherwise effect repayment of all prepetition liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as debtors-in-possession. The Company will file schedules with the Bankruptcy Court setting forth the assets and liabilities of the debtors as of the filing date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

All financial disclosures after August 31, 2000 will be made in accordance with SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Further, the plan of reorganization may result in the impairment of certain assets (including goodwill and other intangibles) recorded at cost on the balance sheet at December 31, 1999.

The accompanying financial statements have been prepared on a going concern basis that assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the reorganization proceedings, there are uncertainties relating to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary as a result of the outcome of the uncertainties discussed above, including the effects of any plan of reorganization that has been filed.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include all the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. All references to the Company herein refer to Styling Technology Corporation and its subsidiaries. Certain reclassifications have been made in the 1997 and 1998 financial statements to conform to the 1999 presentation.

     b.   CASH AND CASH EQUIVALENTS AND CONCENTRATIONS OF CREDIT RISK

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

     c.   INVENTORIES

          Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Write-downs are provided for excess, slow-moving and obsolete items and for items where the net realizable value is less than cost.

          Inventories consist of the following (in thousands):

                                                         DECEMBER 31,
                                                   ----------------------
                                                      1998         1999
                                                   ---------    ---------
          Raw materials and work-in-process        $   8,612    $   9,351
          Finished goods                              16,987       24,416
                                                   ---------    ---------

                                                   $  25,599    $  33,767
                                                   =========    =========

     d.   PROPERTY AND EQUIPMENT

          Property and equipment are recorded at cost and depreciation on property and equipment is provided using the straight-line method over their estimated useful lives.

          Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs, which do not improve assets or extend their useful lives are charged to expense as incurred.

     e.   GOODWILL AND OTHER INTANGIBLES

          Goodwill is the cost in excess of fair value of net assets of acquired businesses and is amortized using the straight-line method over 25 years. Other intangible assets include the cost assigned to an exclusive license, which is being amortized using the straight-line method over its contractual life of 40 years. The Company continually evaluates whether events and circumstances have occurred subsequent to acquisitions that indicate the remaining estimated useful life of goodwill or other intangible assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill or other intangible assets should be evaluated for possible impairment, the Company uses an estimate of the undiscounted future cash flows over the remaining life in measuring whether the goodwill or other intangible assets are recoverable. During 1999, the company recognized a $13.4 million impairment related to goodwill for the Gena, Pro Finish and JDS acquisitions.

     f.   USE OF ESTIMATES

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates include establishment of allowance for doubtful accounts, reserves for sales returns, discounts and allowances, valuation of excess and obsolete inventory and litigation exposure.

     g.   FAIR VALUE OF FINANCIAL INSTRUMENTS

          The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, debt and letters of credit. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short-term maturities of these instruments. The carrying amount of the letters of credit and notes payable (other than the Senior Subordinated Debt) reflect fair value as the related fees are competitively determined in the marketplace. The fair value of the Senior Subordinated Debt is not determinable at December 31, 1999 because of uncertainties surrounding the Company's financial reporting and illiquidity in the trading markets for the notes. See Note 7.

          Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

     h.   REVENUE RECOGNITION

          The Company recognizes revenue when title passes, which is usually upon shipment. Net sales is comprised of gross sales less provisions for estimated returns, discounts and promotional allowances.

     i. BUSINESS PROCESS REENGINEERING CHARGES AND EXIT COSTS OF ACQUIRED BUSINESSES

          During the third quarter of 1998, the Company implemented a strategic consolidation initiative, which included the centralization of its operations into a new facility located in Scottsdale, Arizona. This initiative included the closing of several of its facilities. In addition, the Company combined the reengineering of its business processes with an Enterprise Resource Planning (ERP) information technology transformation. During the years ended December 31, 1998 and 1999, the Company recorded pre-tax charges of $422,000 and $1.3 million, respectively, related to the reengineering of its business processes, as prescribed under EITF 97-13, Accounting for Business Process Reengineering-Consulting Costs. EITF 97-13 requires companies to expense all costs related to business process reengineering activities, whether done internally or by third parties as they are incurred. In addition, during 1998, the Company accrued approximately $3.5 million in connection with management's plan to close the facilities of certain businesses acquired during 1998, as prescribed in EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Under this requirement, the Company has accrued certain costs as part of the acquisitions during 1998, based on a specific plan identified by management to close these specific facilities. During 1998 and 1999, the Company charged approximately $1.5 million and $2.0 million, respectively, against this accrual related to direct costs paid to exit these activities, which included employee severance costs, costs associated with the physical closing of the facilities, and external consulting costs.

     j.   LEGAL COSTS

          The Company records charges for the costs it anticipates incurring in connection with litigation and claims against the Company when management can reasonably estimate these costs.

     k.   INCOME TAXES

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

     l.   OTHER ASSETS

          Other assets consist primarily of the following: (i) deferred financing costs associated with the Company completing various financing transactions (see Note 7) and (ii) deferred tax assets (see
          Note 9). Deferred financing costs are amortized over the life of the related obligation. The Company recorded approximately $170,000, $333,000 and $673,000 in deferred financing cost amortization for the years ended December 31, 1997, 1998 and 1999, respectively.

     m.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In June 1998, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards ("SFAS") No. 133 (as amended by SFAS No. 137 and SFAS No. 138), Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, as amended, is effective for the Company's quarter ending September 30, 2000. The Company does not anticipate any material impact from the adoption of SFAS No. 133 as amended, on its future results of operations and financial position.

          In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which was subsequently updated by SAB 101B. SAB 101 and SAB 101B summarize certain of the SEC's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of its fiscal year ending December 31, 2000. The Company is currently evaluating the impact of the adoption of SAB 101 on its results of operations and financial position.

     n.   EARNINGS (LOSS) PER SHARE

          Earnings (loss) per share have been computed as follows (in thousands, except per share amounts):

                                             1997                              1998
                               -------------------------------    --------------------------------
                                          EFFECT OF                          EFFECT OF
                                            STOCK                              STOCK
                                           OPTIONS                            OPTIONS
                                BASIC        AND      DILUTED      BASIC        AND       DILUTED
                                 EPS       WARRANTS     EPS         EPS       WARRANTS      EPS
                               -------     -------    -------     -------     --------    -------
Income before extraordinary
  item                         $ 3,164          --    $ 3,164     $ 1,651           --    $ 1,651
Extraordinary item, net         (1,377)         --     (1,377)     (1,091)          --     (1,091)
                               -------     -------    -------     -------     --------    -------
         Net income            $ 1,787          --    $ 1,787     $   560           --    $   560
                               =======     =======    =======     =======     ========    =======
Weighted Average Shares          3,949         164      4,113       4,033          280      4,313
                               =======     =======    =======     =======     ========    =======
Per share amount -- income
  before extraordinary item    $  0.80                $  0.77     $  0.41                 $  0.38
Per share amount -
  extraordinary item, net        (0.35)                 (0.34)      (0.27)                  (0.25)
                               -------                -------     -------                 -------
Per share amount -
  net income                   $  0.45                $  0.43     $  0.14                 $  0.13
                               =======                =======     =======                 =======

                                                             1999
                                               --------------------------------
                                                          EFFECT OF
                                                            STOCK
                                                           OPTIONS
                                                BASIC        AND       DILUTED
                                                 EPS       WARRANTS      EPS
                                               --------    --------    --------
Net loss before extraordinary item             $(50,156)        --     $(50,156)
Extraordinary item, net                          (1,713)        --       (1,713)
                                               --------     ------     --------
         Net loss                              $(51,869)        --     $(51,869)
                                               ========     ======     ========
Weighted Average Shares                           4,068         --        4,068
                                               ========     ======     ========
Per share amount - net loss before
  extraordinary item                           $(12.33)                  (12.33)

Per share amount - extraordinary item, net        (0.42)                  (0.42)
                                               --------                --------
Per share amount - net loss                    $ (12.75)               $ (12.75)
                                               ========                ========

The calculation of weighted average common and common equivalent shares for purposes of calculating the 1999 diluted loss per share excludes approximately 43,000 weighted average shares of options computed under the treasury stock method, as these shares would be anti-dilutive.

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

In June 1998, the Company acquired European Touch Co. and two related companies (collectively European Touch) and European Touch, Ltd. II. European Touch is a developer, producer, and marketer of professional nail enhancement and treatment products and European Touch II is a developer, producer, and marketer of salon pedicure equipment. These companies were purchased for a combined purchase price of approximately $25.0 million in cash, and accounted for using the purchase method of accounting.

In August 1998, the Company acquired a controlling interest in Ft. Pitt Acquisition, Inc. and its 90% owned subsidiary, Ft. Pitt-Framesi, Ltd. (together Framesi USA). Framesi USA holds exclusive license rights for the sale in the United States and most of Latin America of Framesi hair color products along with its complementary Biogenol line of shampoos, conditioners, and styling products. The Company paid approximately $33.0 million for the Ft. Pitt Acquisition, Inc. stock, in the form of cash and seller carryback financing of approximately $5.0 million. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price paid over the net assets was allocated to the exclusive license rights, which is being amortized over its contractual life of 40 years. During 1999, the Company acquired an additional 8,970 shares of Ft. Pitt Acquisition, Inc. stock for $359,000 in cash. As of December 31, 1999, the Company owned approximately 84.4% of Ft. Pitt Acquisition, Inc. See Note 12.

The following table summarizes the allocation of purchase price for acquisitions completed in 1998 (in thousands).

                                                                      1998
                                                                    --------
    Accounts receivable                                             $  7,481
    Inventories                                                        6,060
    Other assets                                                         803
    Property and equipment                                               968
    Assumed accounts payable and accrued liabilities                  (9,563)
    Assumed debt                                                      (1,716)
                                                                    --------
    Net assets acquired                                                4,033
    Cash paid at closing for purchase price and acquisition costs     62,677
                                                                    --------
    Goodwill and other intangibles                                  $ 58,644
                                                                    ========

The following table depicts, for the year ended December 31, 1998, unaudited pro forma consolidated information as if all of the companies acquired in 1998 were acquired on January 1, 1998 (in thousands).

                                                                      1998
                                                                    --------
    Net sales                                                       $108,601
    Net income                                                           246
    Income per basic share                                              0.06
    Income per diluted share                                            0.06

The unaudited pro forma financial data is for informational purposes only, is not necessarily indicative of the results of operations had the acquisitions occurred at the beginning of 1998, and is not necessarily indicative of future operating results.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31 (in thousands):

                                                 USEFUL
                                                 LIVES
                                                (YEARS)      1998        1999
                                                -------    --------    --------
     Land                                          -       $    150    $     --
     Building and leasehold improvements          7-40        1,065         504
     Machinery and equipment                      3-7         1,706       2,160

     Furniture and fixtures                         7         1,326         262
     Computers, vehicles and other                3-5         4,216       4,940
                                                           --------    --------
                                                              8,463       7,866
     Less -- accumulated depreciation                        (3,101)     (2,164)
                                                           --------    --------
                                                           $  5,362    $  5,702
                                                           ========    ========

The Company recorded approximately $383,000, $1,342,000 and $2,148,000 in depreciation expense for the years ended December 31, 1997, 1998 and 1999, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

6. ACCRUED LIABILITIES

Accrued liabilities consist of amounts accrued but unpaid as of December 31, 1998 and 1999. Accrued interest at December 31, 1998 and December 31, 1999 was $5,798,000 and $6,113,000, respectively. Accrued liabilities also include commissions, professional fees, taxes, payroll, and other liabilities.

7. LONG-TERM DEBT AND OTHER

Long-term  debt and other  consists of the following (in  thousands) at December
31:

                                                           1998          1999
                                                        ---------     ---------
Senior subordinated notes (the Notes), bearing
interest at 10 7/8%, maturing 2008                      $ 100,000     $ 100,000

Senior credit facility (the 1998 Credit Facility),
collateralized by substantially all the assets of
the Company, maturing through June 2003, paid in
full during 1999                                           37,033            --

Senior secured revolving credit facility (the 1999
Credit Facility), collateralized by substantially
all the assets of the Company, maturing through
June 30, 2004                                                  --        68,789

Seller carryback financing, related to the
acquisition of Ft. Pitt Acquisition, Inc., bearing
interest at 6%, maturing through August 2001                5,000         3,333

Unsecured note payable of Ft. Pitt Acquisition, Inc.        1,101            --

Other                                                          --           785
                                                        ---------     ---------
                                                          143,134       172,907
Less: current portion                                      (2,768)      (71,106)
                                                        ---------     ---------
                                                        $ 140,366     $ 101,801
                                                        =========     =========

Aggregate future maturities of long-term debt and other are as follows at December 31, 1999 (in thousands):

     2000                                                        $  71,106
     2001                                                            1,801
     2008                                                          100,000
                                                                 ---------
                                                                 $ 172,907
                                                                 =========

     a.   SENIOR CREDIT FACILITIES

          In June 1999, the Company entered into a $90 million credit facility with General Electric Capital Corporation (the "1999 Credit Facility"). A portion of the proceeds from the 1999 Credit Facility was used to repay amounts outstanding under the 1998 Credit Facility. The remaining proceeds of the 1999 Credit Facility were for working capital purposes. During 1999, the 1999 Credit Facility had variable interest rates determined at prime plus 1.75% averaging 9.5% and which were 10.25% at December 31, 1999, payable monthly. The principal is due upon maturity on June 30, 2004. The 1999 Credit Facility is collateralized by substantially all of the assets of the Company. During 1999, the Company reported an extraordinary, non cash charge of approximately $1.7 million, ($ 0.42) per diluted share, related to unamortized financing costs associated with the repayment of the 1998 Credit Facility.

     b.   NOTES

          On June 23, 1998, the Company issued the Notes in an offering (the "Notes Offering") exempt from registration under the Securities Act of 1933. Interest under the Notes is payable semi-annually in arrears commencing January 1, 1999. The Notes are not callable until July 2003 subject to the terms of the Indenture under which the Notes were issued. The Company filed a registration statement under the Securities Act, relating to an exchange offer for these Notes, which was declared effective in August 1998. The proceeds of the Notes Offering were used to finance acquisitions, to repay existing indebtedness (including the Company's previous credit facility) and for working capital purposes.

     c.   DEBT COVENANTS

          The Company's 1999 Credit Facility agreement contains provisions that, among other things, require the Company to comply with certain financial ratios and net worth requirements and will limit the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends, sell assets, or engage in certain mergers or consolidations. At December 31, 1999, Styling was not in compliance with all applicable covenants.

          The Notes described above are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by all of the Company's wholly owned current and future subsidiaries (see Note 15). The Company did not make the required interest payment on July 1, 2000 to the Noteholders of the Notes. As of June 28, 2000, an agreement was reached with 81% of the Noteholders to convert all $100 million of the Notes into 90% of the equity of the Company. The existing shareholders and management will receive 10% of the new stock to be issued, together with warrants to acquire an additional 9% of the Company on a fully diluted basis over 5 years. The agreement, which as amended is effective through January 1, 2001, includes a provision that allows the Company to effect a debt-for-equity exchange through a pre-negotiated plan of reorganization if the Company is not able to secure consents from the remaining 19% of the Noteholders.

          There can be no assurance that the lenders will continue to grant waivers. The Company does not currently have alternative financing to meet its obligations as they come due. See Note 2.

     d.   INTEREST RATE PROTECTION

         In connection with the 1998 Credit Facility, the Company maintained an interest rate swap and an interest rate cap (the Agreements) to reduce the impact of changes in interests rates. During 1999, the Agreements were terminated when the facility was repaid.

8. STOCKHOLDERS' EQUITY

     a.   WARRANTS

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

     b.   SHAREHOLDER RIGHTS PLAN

          During February 1999, the Company's Board of Directors adopted a shareholder rights plan, which authorized the distribution of one right to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock, at a purchase price of $70, subject to certain anti-dilution adjustments. The rights will expire 10 years after issuance and will be exercisable if (i) a person or group becomes the beneficial owner of 15% or more of the Company's Common Stock; (ii) persons currently holding 15% or more of the Common Stock acquire an additional 1% or more of the Common Stock; or (iii) a person or group commences a tender or exchange offer that would result in the offeror beneficially owning 15% or more of the Common Stock (a "Stock Acquisition Date"). If a Stock Acquisition Date occurs, each right, unless redeemed by the Company, entitles the holder to purchase an amount of Common Stock of the Company, or in certain circumstances a combination of securities and/or assets or the common stock of the acquiror, having a market value of twice the exercise price of the right. Rights held by the acquiring person will become void and will not be exercisable to purchase shares at the bargain purchase price.

     c.   STOCK OPTIONS

          At the initial capitalization of the Company, 162,000 stock options to purchase shares of the common stock of the Company were issued to an officer with an exercise price of $0.10 per share. Subsequently, approximately 72,000 stock options were cancelled in connection with the officer's retirement.

          During 1996, the Company adopted the 1996 Stock Option Plan, which was amended during 1999 to provide up to 1,000,000 incentive and nonqualified stock options to acquire common stock of the Company to key personnel and directors of the Company.

          During 1998, the Company adopted the 1998 Employee Stock Option Plan, which provides for the grant of up to 150,000 nonqualified stock options to acquire common stock of the Company to employees of the Company.

          A summary of the status of all the Company's stock options at December 31, 1997, 1998 and 1999 and changes during the years then ended is presented in the following table:

                                      1997                   1998                   1999
                              --------------------   --------------------   --------------------
                                          WEIGHTED               WEIGHTED               WEIGHTED
                                           AVERAGE                AVERAGE                AVERAGE
                                          EXERCISE               EXERCISE               EXERCISE
                              OPTIONS      PRICE     OPTIONS      PRICE     OPTIONS      PRICE
                              --------     ------    --------     ------    --------     ------
Outstanding at beginning of
  year                         250,000     $ 3.58     549,000     $ 7.38     794,000     $10.76
     Granted                   430,000      10.57     694,000      12.83      86,000      10.41
     Exercised                      --         --     (99,000)      1.87      (1,000)     11.38
     Canceled                 (131,000)     10.60    (350,000)     12.09     (79,000)     11.90
                              --------     ------    --------     ------    --------     ------
Outstanding at end of year     549,000     $ 7.38     794,000     $10.76     800,000     $10.63
                              ========     ======    ========     ======    ========     ======
Exercisable at end of year     136,000     $ 9.71     279,000     $10.10     412,000     $10.36
                              ========     ======    ========     ======    ========     ======
Weighted average fair value
  per share of options
  granted                                  $ 4.13                 $ 5.44                 $ 4.36
                                           ======                 ======                 ======

          Options outstanding at December 31, 1999 have exercise prices between $0.1 and $24.00 approximately 9,000 options have an exercise price of $0.1 with a remaining average contractual life of 5.5 years, and are fully vested. 647,480 options have exercise prices between $9.25 and $12.375 with a remaining average contractual life of 8.2 years, with vesting between 1 and 5 years. 143,750 options have exercise prices between $12.375 and $24.00 with a remaining average contractual life of 8.65 years, with vesting between 1 and 5 years.

          The following pro forma disclosures of net income (loss) are made assuming the Company had accounted for the stock options pursuant to the provision of SFAS No. 123, Accounting for Stock-Based Compensation (in thousands except per share data).

                                        DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                           1997          1998           1999
                                        ------------  ------------  ------------
Income (loss) before extraordinary item
  As reported                            $    3,164   $    1,651     $  (50,156)
  Pro forma                                   2,833          849        (51,352)
  Diluted EPS - as reported                    0.77         0.38         (12.33)
  Diluted EPS - pro forma                      0.69         0.20         (12.62)
Extraordinary item, net
  As reported                                (1,337)      (1,091)        (1,713)
  Diluted EPS - as reported                   (0.34)       (0.25)         (0.42)
Net income (loss)
  As reported                                 1,787          560        (51,869)
  Pro forma                                   1,456         (242)       (53,065)
  Diluted EPS - as reported                    0.43         0.13         (12.75)
  Diluted EPS - pro forma                      0.35        (0.05)        (13.04)

          The fair value of each option is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 1997: risk-free interest rates of 5.99% to 6.62%, expected lives of two to six years; and a volatility factor of 38.59%. The weighted average assumptions used for grants in 1998 were as follows: risk-free interest rates of 4.98%, expected lives of two to six years; and a volatility factor of 38.59%.

          The weighted average assumptions used for grants in 1999 were as follows: risk-free interest rates of 5.81%, expected lives of 4.67 years; and a volatility factor of 40%. The assumed dividend yield is zero for 1997, 1998 and 1999.

9. INCOME TAXES

The provision for (benefit from) income taxes for the years ended December 31, 1997, 1998 and 1999 consists of the following (in thousands):

                                               1997          1998         1999
                                              -------       ------      -------
     Current expense                          $ 2,586       $   --      $    --
     Deferred expense (benefit)                   (49)       1,470       (4,288)
                                              -------       ------      -------
     Net income tax expense (benefit)         $ 2,537       $1,470      $(4,288)
                                              =======       ======      =======

The Company's entire net deferred tax asset was offset with a valuation allowance at December 31, 1999 in light of the uncertain future utilization of net operating loss carryforwards (NOLCs), tax credit carryforwards and other future deductions. At December 31, 1999, the Company has regular federal NOLCs of approximately $35.8 million which will expire, if unused, through 2019. Should the restructuring described in Note 2 be accomplished, the NOLCs would be reduced by the differences between the fair market value of equity issued to the creditors and the amount of the debt that is discharged. The $5.9 million in deferred tax liabilities at December 31, 1999 represent temporary differences which will reverse after the NOLCs expire.

The components of the deferred tax accounts as of December 31, 1998 and 1999, consist of the following (in thousands):

                                                          1998           1999
                                                        --------       --------
     Current deferred tax assets:
     Reserves and other accruals                        $    516       $  4,351
     Inventory capitalization                              1,298         (1,235)
     Valuation allowance                                      --         (3,116)
                                                        --------       --------
     Total current deferred tax assets                     1,814             --
                                                        --------       --------
     Long-term deferred tax assets:
     Net operating loss carry forward                      2,581         14,271
     Reserves and accruals                                 2,562          5,128
     Valuation allowance                                      --         (7,825)
                                                        --------       --------
     Total non-current deferred tax assets                 5,143         11,574
                                                        --------       --------
     Non-current deferred tax liabilities:
       Accelerated tax deductions, depreciation,
         and amortization                                 (6,118)        (4,735)
       Effect of book basis in excess of tax basis
         of licenses                                     (13,098)       (12,740)
                                                        --------       --------
         Total non-current deferred tax liabilities      (19,216)       (17,475)
                                                        --------       --------
         Net non-current deferred tax liability         $(12,259)      $ (5,901)
                                                        ========       ========

A reconciliation of the U.S. federal statutory income tax rate to the Company's income before extraordinary item effective tax rate is as follows:

                                                             DECEMBER 31,
                                                         ---------------------
                                                         1997    1998     1999
                                                         ----    ----     ----
     Statutory federal rate                                34%     34%     (34)%
     Effect of state taxes                                  4%      4%      (4)%
     Nondeductible amortization, impairment of
       goodwill, and other permanent differences            7%      9%      10%
     Increase in valuation allowance                       --      --       20%
                                                         ----    ----     ----
                                                           45%     47%      (8)%
                                                         ====    ====     ====

10. RELATED PARTY INFORMATION

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

A member of the Company's Board of Directors is a partner in a law firm which provided services to the Company related to defending certain legal actions. During 1999, this firm earned $44,000 for these services.

11. SEGMENT INFORMATION

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

DECEMBER 31, 1999
-----------------

                                                            APPLIANCES
                                                 SKIN AND      AND
                        HAIR CARE    NAIL CARE   BODY CARE   SUNDRIES     PARENT     ELIMINATIONS     TOTAL
                        ---------    ---------   ---------   --------     ------     ------------     -----
Net sales               $ 43,684     $ 19,069     $27,030     $17,987    $      20     $     --     $ 107,790
Income (Loss) from
   Operations            (11,794)     (12,061)        897       6,263      (17,978)          --       (34,673)
Depreciation and
   Amortization            2,913          441       2,051       1,055          653           --         7,113
Total assets              85,692       12,182      40,346      24,238      107,386      (89,449)      180,395
Capital expenditures         195           91         212         193        3,436           --         4,127

DECEMBER 31, 1998
-----------------

                                                            APPLIANCES
                                                 SKIN AND      AND
                        HAIR CARE    NAIL CARE   BODY CARE   SUNDRIES    PARENT     ELIMINATIONS     TOTAL
                        ---------    ---------   ---------   --------    ------     ------------     -----
Net sales                $29,224      $18,902     $25,930     $ 9,310    $     --    $      --      $ 83,366
Income (Loss) from
   Operation               4,385        3,467       3,165       3,489      (2,179)          --        12,327
Depreciation and
   Amortization              107        2,561       1,189         215       1,115           --         5,187
Total assets              97,571       46,796      80,375      30,326      94,258     (135,253)      214,073
Capital expenditures          25          134         661         146         996           --         1,962

DECEMBER 31, 1997
-----------------
                                                           APPLIANCES
                                                 SKIN AND     AND
                        HAIR CARE    NAIL CARE   BODY CARE  SUNDRIES     PARENT     ELIMINATIONS     TOTAL
                        ---------    ---------   ---------  --------     ------     ------------     -----
Net sales                $ 8,768      $12,545     $14,078    $ 1,114     $     --    $      --      $ 36,505
Income (Loss) from
   Operation               2,352        2,226       4,311        268       (1,609)          --         7,548
Depreciation and
   Amortization               13        1,058         292         62          421           --         1,846
Total assets              27,180       20,757      48,686      1,842       25,238      (32,817)       90,886
Capital expenditures          --           90         275          2          215           --           582

Sales to a major U.S. beauty supply chain as a percentage of total net sales approximated 13% during 1997. During 1998 and 1999, sales to any single customer as a percentage of total net sales did not exceed 10%.

12. COMMITMENTS AND CONTINGENCIES

     a.   LEGAL MATTERS

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

          A former employee of Ft. Pitt Acquisition, Inc. is suing the Company for breach of contract for an employment agreement and non-competition in place at the time of the acquisition. The agreements require accelerated payments in the event of a change in control at Ft. Pitt Acquisition, Inc. The Company's acquisition of Ft. Pitt Acquisition, Inc. is alleged to constitute a change of control. The alleged payment due to the former employee is $1.7 million. The Company believes that the agreements were not properly approved by the board of directors of

          Ft. Pitt Acquisition, Inc. and not executed. In addition, the Company believes the former employee did not perform under the employment agreement. The Company intends to defend this matter vigorously.

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

          Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees for defending such actions. The costs are accrued when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon management's assessment, after consult with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs and other significant factors which vary by cost. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. At December 31, 1998 and 1999, the Company has recorded accruals for litigation matters of $1.1 million and $530,000, respectively. Management believes that anticipated probable cost of litigation matters existing at December 31, 1999 and 1998 have been adequately reserved to the extent determinable.

          The Company is party to certain additional legal matters arising in the ordinary course of its business. In management's opinion, as of December 31, 1999, the expected outcome of such matters will not have a material adverse effect on the Company's financial position or results of operations.

     b.   OPERATING LEASES

          The Company leases certain equipment and office and warehouse space under noncancelable operating leases. Rent expense related to these lease agreements totaled approximately $313,000, $1,132,000 and $2,756,000 for the years ended December 31, 1997, 1998 and 1999.

          Future  lease  payments  under  noncancelable   operating  leases  (in
          thousands) are as follows:

          YEARS ENDING
          DECEMBER 31,
          ------------
             2000                                              $  2,487
             2001                                                 1,868
             2002                                                 1,662
             2003                                                 1,256
             2004                                                 1,311
             Thereafter                                           4,095
                                                               --------
                                                               $ 12,679
                                                               ========

     c.   RETIREMENT PLANS

          On April 1, 1998, the Company adopted the Styling Technology Corporation 401(k) Plan (the "401(k) Plan"). The 401(k) Plan allows eligible employees to contribute up to 20% of their annual pre-tax compensation. Currently, the Company matches 100% of the first 4% of the employee's contribution. Generally, employees are eligible to participate at the first calendar quarter following 90 days of continuous service. Collective bargaining units are excluded from participation. Vesting in the Company's matching contribution is 25% per year of service; the employee would be 100% vested after four years of service. The Company made payments to this 401(k) Plan in the sum of $98,000 and $151,000 during 1998 and 1999, respectively. An employee's unvested portion of the Company match goes back to the 401(k) Plan upon a termination distribution. Forfeited amounts are first applied toward 401(k) Plan expenses and are then applied toward future matching contributions.

          Four of the Company's divisions or subsidiaries had other 401(k) plans in place at the time of the acquisition. With the April 1, 1998 adoption of the 401(k) Plan, these four plans are no longer active. All participants of these plans are eligible to participate in the Company's 401(k) Plan. These plans were terminated effective December 15, 1999. Active employees who had participated in these plans may have the opportunity to roll existing balances into the 401(k) Plan or to their personal IRA. Terminated employees have the opportunity to rollover to their IRA or receive a direct distribution.

          Another of the Company's Subsidiaries, Ft. Pitt Acquisition, Inc., ("Ft. Pitt") sponsors a 401(k) plan ("Ft. Pitt 401(k) Plan") for its separate employees. All full time Ft. Pitt employees, except employees covered by a union plan, are eligible to participate. The Ft. Pitt 401(k) Plan allows employees to contribute up to 20% of their annual pre-tax compensation. Ft. Pitt will match 20% of the employees' deferral, subject to a six year vesting schedule. The Ft. Pitt 401(k) Plan also provides for discretionary profit-sharing contributions. During 1998 and 1999, Ft. Pitt made matching contributions of approximately $11,000 and $23,000 respectively. Ft. Pitt made a discretionary profit sharing contribution of $20,000 during 1998. Ft. Pitt made no discretionary profit sharing contributions during 1999.

13. VENDOR CONCENTRATION

As part of the Company's strategy, the Company uses third parties to manufacture the majority of the Company's products. One of these third party suppliers accounted for approximately 15% and 13% of the total cost of sales for the year ended December 31, 1998 and 1999, respectively. During 1998 and 1999, purchases from a single supplier as a percentage of total purchases did not exceed 10%.

14. OTHER SUBSEQUENT EVENT

During January 2000, the company sold certain assets and liabilities of One Touch and Clean & Easy and entered into a 2 year consulting agreement with the buyer for a total of $26.5 million in cash. The Company recorded a pre-tax gain of approximately $4.3 million and deferred $2.4 million to be earned over the two year life of the consulting agreement.

During 1999, One Touch and Clean & Easy accounted for approximately $16.4 million in net sales and $2.8 million of pre-tax income before considering interest expense.

15. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The Notes described in Note 7 are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by all of the Company's wholly owned current and future subsidiaries.

The financial statements presented below include the combined financial position as of December 31, 1998 and 1999; the results of operations and statements of cash flows for the years ended December 31, 1997, 1998 and 1999 of Styling Technology Corporation (Parent); guarantor subsidiaries (Guarantors) and the non-guarantor subsidiaries (Non-guarantors).

STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

Balance Sheet
as of December 31, 1998 (in thousands)

                                                                        NON-
                                              PARENT     GUARANTORS  GUARANTORS    ELIMINATING   CONSOLIDATED
                                              ------     ----------  ----------    -----------   ------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                  $   2,867     $   343    $     813     $      --     $   4,023
  Accounts receivable, net                      10,100       8,830        5,882            --        24,812
  Inventories, net                              13,456      10,060        2,083            --        25,599
  Prepaid expenses and other current
    assets                                         597         695           83            --         1,375
  Due to/from affiliates                         2,383       5,462       (7,845)           --            --
                                             ---------     -------    ---------     ---------     ---------
      Total current assets                      29,403      25,390        1,016            --        55,809

Property and Equipment, net                      3,625       1,626          111            --         5,362
Goodwill and Other Intangibles, net             37,128      52,509       49,929            --       139,566
Other Assets                                    13,033         118          185            --        13,336
Investment in Subsidiaries, net                104,317          --           --      (104,317)           --
                                             ---------     -------    ---------     ---------     ---------
                                             $ 187,506     $79,643    $  51,241     $(104,317)    $ 214,073
                                             =========     =======    =========     =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                           $   8,224     $ 2,960    $     924     $      --     $  12,108
  Accrued liabilities                            1,884       5,841        2,642            --        10,367
  Current portion of long-term debt
    and other                                    1,309         357        1,102            --         2,768
                                             ---------     -------    ---------     ---------     ---------
      Total current liabilities                 11,417       9,158        4,668            --        25,243
                                             ---------     -------    ---------     ---------     ---------
Deferred Income Taxes                            6,475          --       12,741            --        19,216

Long-Term Debt and Other, less current
portion                                        140,366          --           --            --       140,366

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock                                   --          --           --            --            --
  Common stock                                       1          --           --            --             1
  Additional paid-in capital                    29,038      61,770       32,527       (94,297)       29,038
  Retained earnings                              2,009       8,715        1,305       (10,020)        2,009
  Treasury stock                                (1,800)         --           --            --        (1,800)
                                             ---------     -------    ---------     ---------     ---------
      Total stockholders' equity                29,248      70,485       33,832      (104,317)       29,248
                                             ---------     -------    ---------     ---------     ---------
                                             $ 187,506     $79,643    $  51,241     $(104,317)    $ 214,073
                                             =========     =======    =========     =========     =========

STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

Balance Sheet
as of December 31, 1999 (in thousands)

                                                                               NON-
                                                   PARENT      GUARANTORS   GUARANTORS   ELIMINATING   CONSOLIDATED
                                                   ------      ----------   ----------   -----------   ------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                       $   1,275     $    (82)    $      2     $      --     $   1,195
  Accounts receivable, net                            2,812        5,475        3,116            --        11,403
  Inventories, net                                   14,119       13,433        6,215            --        33,767
  Prepaid expenses and other current
    assets                                            2,095           28            6            --         2,129
  Due to/from affiliates                             17,951        7,141      (25,092)           --            --
                                                  ---------     --------     --------     ---------     ---------
      Total current assets                           38,252       25,995      (15,753)           --        48,494

Property and Equipment, net                           5,201          440           61            --         5,702
Goodwill and Other Intangibles, net                  31,453       40,509       48,506            --       120,468
Other Assets                                          5,530          191           10            --         5,731
Investment in Subsidiaries, net                      89,449           --           --       (89,449)           --
                                                  ---------     --------     --------     ---------     ---------
                                                  $ 169,885     $ 67,135     $ 32,824     $ (89,449)    $ 180,395
                                                  =========     ========     ========     =========     =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Bank Overdraft                                  $   2,189     $     --     $     --     $      --     $   2,189
  Accounts payable                                    7,842        1,977        1,349            --        11,168
  Accrued liabilities                                 9,727          274          840            --        10,841
  Current portion of long-term debt                      --           --           --            --            --
    and other                                        70,941          165           --            --        71,106
                                                  ---------     --------     --------     ---------     ---------
      Total current liabilities                      90,699        2,416        2,189            --        95,304
                                                  ---------     --------     --------     ---------     ---------
Deferred Income Taxes                                    --           --        5,901            --         5,901

Long-Term Debt and Other, less current
   portion                                          101,797            4           --            --       101,801

Commitments and Contingencies

Stockholders' Equity (Deficit):
  Preferred stock                                        --           --           --            --            --
  Common stock                                            1           --           --            --             1
  Additional paid-in capital                         29,048       61,770       32,527       (94,297)       29,048
  Retained Earnings(Accumulated Deficit)            (49,860)       2,945       (7,793)        4,848       (49,860)
  Treasury stock                                     (1,800)          --           --            --        (1,800)
                                                  ---------     --------     --------     ---------     ---------
      Total stockholders' equity (deficit)          (22,611)      64,715       24,734       (89,449)      (22,611)
                                                  ---------     --------     --------     ---------     ---------
                                                  $ 169,885     $ 67,135     $ 32,824     $ (89,449)    $ 180,395
                                                  =========     ========     ========     =========     =========

STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

Statement of Operations
for the Year Ended December 31, 1997 (in thousands)

                                                                       NON-
                                            PARENT    GUARANTORS    GUARANTORS  ELIMINATING  CONSOLIDATED
                                            ------    ----------    ----------  -----------  ------------
Net sales                                  $ 15,193     $ 21,312     $     --     $    --      $ 36,505
Cost of sales                                 6,348       10,408           --          --        16,756
                                           --------     --------     --------     -------      --------
Gross profit                                  8,845       10,904           --          --        19,749
Selling, general and administrative
   expenses                                   5,874        6,327           --          --        12,201
                                           --------     --------     --------     -------      --------
Income from operations                        2,971        4,577           --          --         7,548
Interest expense and other, net              (1,789)         (58)          --          --        (1,847)
                                           --------     --------     --------     -------      --------
Income before extraordinary item and
   income taxes                               1,182        4,519           --          --         5,701
Provision for income taxes                      719        1,818           --          --         2,537
                                           --------     --------     --------     -------      --------
Income before extraordinary item                463        2,701           --          --         3,164
Extraordinary item, net of tax benefits      (1,377)          --           --          --        (1,377)
Income from wholly owned subsidiaries         2,701           --           --      (2,701)           --
                                           --------     --------     --------     -------      --------
Net income                                 $  1,787     $  2,701     $     --     $(2,701)     $  1,787
                                           ========     ========     ========     =======      ========

STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

Statement of Operations
for the Year Ended December 31, 1998 (in thousands)

                                                                      NON-
                                             PARENT    GUARANTORS  GUARANTORS  ELIMINATING  CONSOLIDATED
                                             ------    ----------  ----------  -----------  ------------
Net sales                                   $ 30,958     $40,326     $12,082     $    --      $ 83,366
Cost of sales                                 15,684      18,470       4,844          --        38,998
                                            --------     -------     -------     -------      --------
Gross profit                                  15,274      21,856       7,238          --        44,368
Selling, general, and administrative
   expenses                                   14,200      11,439       5,980          --        31,619
Centralization and reengineering costs           422          --          --          --           422
                                            --------     -------     -------     -------      --------
Income from operations                           652      10,417       1,258          --        12,327
Interest income (expense) and other, net      (9,302)         --          96          --        (9,206)
                                            --------     -------     -------     -------      --------
Income (loss) before extraordinary item
   and Income Taxes                           (8,650)     10,417       1,354          --         3,121
Provision (benefit) for income taxes          (2,981)      4,402          49          --         1,470
                                            --------     -------     -------     -------      --------
Income (loss) before extraordinary item       (5,669)      6,015       1,305          --         1,651
Extraordinary item, net of tax benefit        (1,091)         --          --          --        (1,091)
Income from majority owned subsidiaries        7,320          --          --      (7,320)           --
                                            --------     -------     -------     -------      --------
Net income                                  $    560     $ 6,015     $ 1,305     $(7,320)     $    560
                                            ========     =======     =======     =======      ========

STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

Statement of Operations
for the Year Ended December 31, 1999 (in thousands)

                                                                         NON-
                                              PARENT     GUARANTORS   GUARANTORS  ELIMINATING  CONSOLIDATED
                                              ------     ----------   ----------  -----------  ------------
Net sales                                    $ 32,298     $ 47,019     $ 28,473     $    --      $ 107,790
Cost of sales                                  16,203       25,899       11,864          --         53,966
                                             --------     --------     --------     -------      ---------
      Gross profit                             16,095       21,120       16,609          --         53,824

Selling, general, and administrative
   expenses                                    32,241       14,698       26,714          --         73,653
Goodwill impairment                             3,977        9,461           --          --         13,438
Centralization and Reengineering Costs          1,406           --           --          --          1,406
                                             --------     --------     --------     -------      ---------
Loss from operations                          (21,529)      (3,039)     (10,105)         --        (34,673)
Interest (expense) and other income, net      (18,949)        (578)        (244)         --        (19,771)
                                             --------     --------     --------     -------      ---------
Loss before income taxes                      (40,478)      (3,617)     (10,349)         --        (54,444)
Provision for (benefit from) income taxes      (5,190)       2,153       (1,251)         --         (4,288)
                                             --------     --------     --------     -------      ---------
Loss before Extraordinary Item                (35,288)      (5,770)      (9,098)         --        (50,156)
Extraordinary Item                             (1,713)          --           --          --         (1,713)

Loss from majority owned subsidiaries         (14,868)          --           --      14,868             --
                                             --------     --------     --------     -------      ---------
Net loss                                     $(51,869)    $ (5,770)    $ (9,098)    $14,868      $ (51,869)
                                             ========     ========     ========     =======      =========

STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

Statement of Cash Flows
for the Year Ended December 31, 1997 (in thousands)

                                                                         NON-
                                              PARENT     GUARANTORS   GUARANTORS   ELIMINATING  CONSOLIDATED
                                             --------     --------     --------     --------      --------
Cash Flows from Operating Activities:
   Net Income                                $  1,787     $  2,701     $     --     $ (2,701)     $  1,787
   Adjustments to reconcile net income to
     net cash provided by (used in)
     operating activities-
       Depreciation and amortization            1,058          788           --           --         1,846
       Interest accretion on note payable           6          168           --           --           174
       Extraordinary loss on early
         extinguishment of debt                 1,377           --           --           --         1,377
       Provision for uncollectable
         accounts                                 710           --           --           --           710
       Change in certain assets and
         liabilities:
           Accounts receivable, net            (4,334)      (2,178)          --           --        (6,512)
           Inventories, net                    (2,063)        (929)          --           --        (2,992)
           Prepaid expenses and other
              assets                           (1,825)          95           --           --        (1,730)
           Accounts payable and
              accrued liabilities                 845        2,115           --           --         2,960
           Due to/from affiliates, net           (507)      (2,194)          --        2,701            --
                                             --------     --------     --------     --------      --------
                  Net cash provided by
                    (used in) operating
                    activities                 (2,946)         566           --           --        (2,380)
                                             --------     --------     --------     --------      --------
Cash Flows from Investing Activities:
   Purchasing of property and equipment          (518)         (64)          --           --          (582)
   Purchase of acquired business, net of
     cash acquired                            (45,131)         (19)          --           --       (45,150)
                                             --------     --------     --------     --------      --------
                  Net cash used in
                  investing activities        (45,649)         (83)          --           --       (45,732)
                                             --------     --------     --------     --------      --------
Cash Flows from Financing Activities:
   Proceeds from credit facility, net of
     financing costs                           71,633           --           --           --        71,633
   Payments on long-term debt                 (24,472)        (477)          --           --       (24,949)
                                             --------     --------     --------     --------      --------
                  Net cash provided by
                    (used in) financing
                    activities                 47,161         (477)          --           --        46,684
                                             --------     --------     --------     --------      --------
Increase (Decrease) in Cash and Cash
   Equivalents                                 (1,434)           6           --           --        (1,428)
                                             --------     --------     --------     --------      --------
Cash and Cash Equivalents, beginning
   of year                                      4,341          150           --           --         4,491
                                             --------     --------     --------     --------      --------
Cash and Cash Equivalents, end
   of year                                   $  2,907     $    156     $     --     $     --      $  3,063
                                             ========     ========     ========     ========      ========

STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

Statement of Cash Flow
for the Year Ended December 31, 1998 (in thousands)

                                                                         NON-
                                                PARENT    GUARANTORS  GUARANTORS   ELIMINATING   CONSOLIDATED
                                               --------    --------    --------      --------      --------
Cash Flows from Operating Activities:
   Net Income                                  $    560    $  6,015    $  1,305      $ (7,320)     $    560
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization              2,993       1,839         355            --         5,187
       Interest accretion on note payable           159          --          --            --           159
       Extraordinary loss on early
         extinguishment of debt                   1,091          --          --            --         1,091
       Provision for uncollectable
         accounts                                   600         781         233            --         1,614
       Change in certain assets and
         liabilities
           Accounts receivable, net                (795)     (3,998)     (1,459)           --        (6,252)
           Inventories, net                      (3,997)     (5,329)        738            --        (8,588)
           Prepaid expenses and other
              assets                             (2,636)        (51)        324            --        (2,363)
           Accounts payable and accrued
           liabilities                           (2,124)      2,641       1,290            --         1,807
           Due to/from affiliates, net          (16,157)        992       7,845         7,320            --
                                               --------    --------    --------      --------      --------
                  Net cash provided by (used
                  in) operating activities      (20,306)      2,890      10,631            --        (6,785)
                                               --------    --------    --------      --------      --------
Cash Flows from Investing Activities:
   Purchasing of property, plant and
     equipment                                   (1,766)       (174)        (22)           --        (1,962)
   Purchasing of acquired business, net of
     cash acquired                              (62,677)         --          --            --       (62,677)
   Change in other assets                         2,978      (2,510)     (4,719)           --        (4,251)
                                               --------    --------    --------      --------      --------
                  Net cash used in
                  investing activities          (61,465)     (2,684)     (4,741)           --       (68,890)
                                               --------    --------    --------      --------      --------
Cash Flows from Financing Activities:
   Proceeds from credit facility, net of
     financing costs                             47,298          --          --            --        47,298
   Proceeds from bond offering, net of
     offering costs                              96,400          --          --            --        96,400
   Exercise of stock options                      1,163          --          --            --         1,163
   Payments on long-term debt                   (63,130)        (19)     (5,077)           --       (68,226)
                                               --------    --------    --------      --------      --------
                  Net cash provided by
                    (used in) financing
                    activities                   81,731         (19)     (5,077)           --        76,635
                                               --------    --------    --------      --------      --------
Increase (Decrease) in Cash and Cash
   Equivalents                                      (40)        187         813            --           960

Cash and Cash Equivalents, beginning
   of period                                      2,907         156          --            --         3,063
                                               --------    --------    --------      --------      --------
Cash and Cash Equivalents, end
   of period                                   $  2,867    $    343    $    813      $     --      $  4,023
                                               ========    ========    ========      ========      ========

STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

Statement of Cash Flow
for the Year Ended December 31, 1999 (in thousands)

                                                                          NON-
                                                 PARENT    GUARANTORS  GUARANTORS   ELIMINATING   CONSOLIDATED
                                                --------    --------    --------      --------      --------
Cash Flows from Operating Activities:
   Net Loss                                     $(51,869)   $ (5,770)   $ (9,098)     $ 14,868      $(51,869)
   Adjustments to reconcile net loss to net
     cash provided by (used in) in
     operating activities:
       Net loss on disposal and sale
       Assets                                      5,105      10,817         122            --        16,044
       Depreciation and amortization               3,326       2,577       1,883            --         7,786
       Extraordinary item                          1,713          --          --            --         1,713
       Provision for uncollectable accounts
         receivable                                6,511       3,609       3,074            --        13,194
       Increase in deferred tax valuation
         allowance                                (4,101)         --      (6,840)           --       (10,941)
       Change in certain assets and
         liabilities -
           Accounts receivable                       777        (254)       (308)           --           215
           Inventory, net                           (663)     (3,373)     (4,132)           --        (8,168)
           Prepaid expenses and other
              assets                               3,633         667          77            --         4,377
           Accounts payable and accrued
              liabilities                          7,460      (6,550)     (1,377)           --          (467)
           Due to/from affiliates, net              (678)     (1,580)     17,126       (14,868)           --
                                                --------    --------    --------      --------      --------
         Net cash provided by (used in)
           operating activities                  (28,786)        143         527            --       (28,116)
                                                --------    --------    --------      --------      --------
Cash Flows from Investing Activities:
   Increase in bank overdraft                      2,189          --          --            --         2,189
   Purchase of acquired business, net of
     cash acquired                                    --          --        (359)           --          (359)
   Purchasing of property, and equipment          (3,768)       (307)        (52)           --        (4,127)
   Change in other assets, net                        74         (73)        175            --           176
                                                --------    --------    --------      --------      --------
         Net cash used in investing
           activities                             (1,505)       (380)       (236)           --        (2,121)
                                                --------    --------    --------      --------      --------
Cash Flows from Financing Activities:
   Proceeds from credit facility, net of
     financing costs                              87,626          --          --            --        87,626
   Payments on credit facility                   (58,244)         --          --            --       (58,244)
   Exercise of stock options                          10          --          --            --            10
   Payments on long-term debt                       (693)       (188)     (1,102)           --        (1,983)
                                                --------    --------    --------      --------      --------
         Net cash provided by (used in)
         financing activities                     28,699        (188)     (1,102)           --        27,409
                                                --------    --------    --------      --------      --------
Decrease in Cash and Cash Equivalents             (1,592)       (425)       (811)           --        (2,828)
                                                --------    --------    --------      --------      --------
Cash and Cash Equivalents, beginning
   of year                                         2,867         343         813            --         4,023
                                                --------    --------    --------      --------      --------
Cash and Cash Equivalents, end
   of year                                      $  1,275    $    (82)   $      2      $     --      $  1,195
                                                ========    ========    ========      ========      ========

                                   SCHEDULE II

                 STYLING TECHNOLOGY CORPORATION AND SUBSIDIARIES

                        Valuation and Qualifying Accounts
                      At December 31, 1997, 1998, and 1999


                                             1997          1998          1999
                                           --------      --------      --------
                                                      (in thousands)
Allowance for doubtful accounts:
   Balance at beginning of year            $    427      $  1,032      $  1,786
   Provision                                    710         1,614        13,194
   Write-offs                                  (105)         (860)       (4,105)
                                           --------      --------      --------
Balance at end of year                     $  1,032      $  1,786      $ 10,875
                                           ========      ========      ========


                                             1997          1998          1999
                                           --------      --------      --------
                                                      (in thousands)
Tax valuation:
   Balance at beginning of year            $     --      $     --      $     --
   Provision                                     --            --       (10,941)
                                           --------      --------      --------
Balance at end of year                     $     --      $     --      $(10,941)
                                           ========      ========      ========